Form 10KSB
period 1996-12-31
MARQUEE GROUP INC
filed 1997-03-31
CIK 1019072

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

COMMISSION FILE NUMBER:  0-21711


                            THE MARQUEE GROUP, INC.
                (Name of Small Business Issuer in Its Charter)


                           DELAWARE                                                          13-3878295
(State or Other Jurisdiction of Incorporation or Organization)                  (I.R.S. Employer Identification No.)

                888 SEVENTH AVENUE, 40TH FLOOR
                           NEW YORK, NEW YORK                                                   10019
                (Address of Principal Executive Offices)                                      (Zip Code)

                                (212) 977-0300
               (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     Title of Each Class            Name of Each Exchange on Which Registered

 Common Stock, $.01 par value                 Boston Stock Exchange
           Warrants                           Boston Stock Exchange

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $.01 par value
                                   Warrants
                               (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's gross revenues for its fiscal year ended December 31, 1996 were $2,868,788.

The aggregate market value of the Common Stock held by non-affiliates of the registrant based on the closing price of $7.50 on March 27, 1997 was $32,344,955.

The number of shares of Common Stock outstanding on March 27, 1997 was 8,769,162.

Transitional Small Business Disclosure Format (check one):  YES  [ ]  NO [X]

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         The Marquee Group, Inc. ("Marquee" or the "Company") was organized in July 1995 to provide comprehensive management, marketing, sales, consulting and production services to sports and entertainment-related businesses, events, athletes, broadcasters, journalists and executives. In recent years, significant developments in mass media, including the growth of satellite communications and cable television, have resulted in increased national and global exposure for sports personalities and the events and projects in which they participate, and have created national and international audiences for sports personalities, products and events. In addition, the recent proliferation of sports-related television and radio stations has created an increased demand for sports-related programming. As a result, the promotion and sponsorship of sports events has become a major area of corporate advertising and product development. The Company believes that the successful exploitation of this market by sports personalities and corporations requires integrated marketing and management services.

         The Company was organized by Robert M. Gutkowski, the Company's President and Chief Executive Officer, who has more than 20 years of experience in the television, sports and entertainment industries and who served as President of Madison Square Garden Corporation from November 1991 until September 1994, and The Sillerman Companies, Inc. ("TSC"), which invests in and provides financial advisory, marketing and consulting services to media companies and sports and entertainment related businesses. TSC is controlled by Robert F.X. Sillerman, Chairman of the Company, whose principal occupation is Executive Chairman of the Board of SFX Broadcasting, Inc., a publicly-traded company which owns and operates radio stations and concert promotion businesses.

         In furtherance of its business strategy, in December 1996 the Company acquired Sports Marketing & Television International, Inc. ("SMTI"), which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The Company has begun, and will continue to integrate these businesses and expand into related areas in sports and events programming and promotion. The funding for the acquisition of SMTI (the "SMTI Acquisition") and the acquisition of A&A (the "A&A Acquisition" and, collectively with the SMTI Acquisition, the "Acquisitions") was provided by the net proceeds the Company received in December 1996 from the consummation of its initial public offering. In such offering, the Company sold an aggregate of 3,852,500 Units (the "Units"), each Unit consisting of one share of Common Stock, par value $.01 per share (the "Common Stock"), of the Company and one Warrant (the "Warrants"), each Warrant to purchase one share of Common Stock at an initial purchase price of $7.50 per share, and received net proceeds of approximately $15,586,000.

         In conjunction with SMTI's production and marketing services, SMTI develops and implements corporate sponsorship campaigns which are designed to promote an event, team or sponsor. SMTI's current and recently completed principal projects include production and marketing of The Breeders' Cup Championship and implementation of the balloting campaign for Major League Baseball's 1996 All-Star Game. The Company acquired SMTI, which was formed in 1984 by Michael Trager and Michael Letis, for an aggregate cash purchase price payable to Messrs. Trager and Letis of $8,000,000, of which $6,500,000 was paid at the closing of the SMTI Acquisition and $1,500,000 is payable in five equal annual installments, and the issuance of an aggregate of 1,292,308 shares of Common Stock to Messrs. Trager and Letis. Messrs. Trager and Letis have entered into long-term employment agreements with the Company pursuant to which they serve as executive officers and directors of the Company.

         A&A, which was founded in 1977 by Arthur C. Kaminsky, is a sports and media representation firm whose roster of clients includes broadcasters (including Al Michaels - ABC Sports, Forrest Sawyer - ABC News, Christiane Amanpour - CNN and CBS News, Dan Dierdorf - ABC Sports and Chris Berman - ESPN and ABC Sports), athletes (including Brian Leetch - New York Rangers, Eric Heiden - U.S. Olympic five-time gold medalist in speed skating and

Rico Brogna - Philadelphia Phillies), authors (including Dick Schaap - author of Bo Knows Bo and Instant Replay, Rick Reilly - author of The Boz and Missing Links and a writer for Sports Illustrated and John Powers - author of One Goal and Mary Lou! and a sportswriter for The Boston Globe) and media executives (including Terry O'Neil - a sports and news executive producer, Curt Gowdy, Jr. - ABC Sports and John Faratzis - a sports programming producer who has worked with ABC, CBS and NBC). The Company acquired A&A for an aggregate cash purchase price payable to Mr. Kaminsky and Louis J. Oppenheim of $3,500,000, of which $2,500,000 was paid at the closing of the A&A Acquisition and $1,000,000 is payable in five equal annual installments, and the issuance to Messrs. Kaminsky and Oppenheim of an aggregate of 969,230 shares of Common Stock. Messrs. Kaminsky and Oppenheim have entered into long-term employment agreements with the Company pursuant to which they serve as executive officers and directors of the Company.

SPORTS PRODUCTION AND PROMOTION SERVICES

         The Company provides production and promotion services to major sporting events, sports television shows and professional and collegiate leagues and organizations. In addition, the Company provides services relating to television production, sale of television rights, program packaging and video production and distribution, through which it may derive revenue from commissions on sales of broadcast rights to television networks and cable stations, commissions for packaging an event for a particular corporate sponsor, fees for production of television programs or videos and royalties for video distribution.

         Although it may vary from event to event, the Company's activities in events production include site selection, recruitment of athletes or personalities, procurement of television coverage, merchandising, sale of corporate sponsorship, creation of corporate hospitality programs and general administrative duties, including contract negotiation and scheduling. For each client, the Company generally receives a fixed fee and/or commission generally ranging from 15% to 40% of the contracted amount, although these fees and commissions are negotiated between the parties on an event-by-event basis and the amount of fees and/or commissions the Company receives depends to a large extent upon its performance. The Company's corporate sponsorship projects are generally on a short-term basis and may not be evidenced by written agreements in advance of Company expenditures or at all, which the Company believes is common in its industry.

         The Company has agreed to provide certain production and promotional services in the sports and events programming area, including agreements with ESPN to produce professional and amateur boxing events, with the UPN television network to produce the United States Open Professional Figure Skating Championship and with the Outdoor Life Network to produce The National Lumberjack Championships, and has entered into an agreement with the Professional Bowlers Association (the "PBA") to serve as the PBA's exclusive representative in connection with its negotiations with respect to television broadcasting.

         The Company provides events management services for the following events:

         -- The Breeders' Cup Championship -- In 1984, SMTI, together with the Thoroughbred Racing Association and NBC Sports, created The Breeders' Cup Championship, an annual series of thoroughbred horse races held at a rotating series of racetracks, including Churchill Downs, Santa Anita and Belmont Park. The Company has entered into a marketing agreement (the "Breeders' Cup Agreement") with the Breeders' Cup Limited ("BCL"), pursuant to which SMTI was granted the right to provide general marketing consultation, broadcast and sponsorship rights sales, advertising production and media placement, publicity and public relations, television and video production, production of promotional materials and merchandising and licensing of BCL in connection with The Breeders' Cup Championship. The Company also supervises the televising of the event and has sold the television rights to NBC-TV, with which it works to create a four-hour broadcast. The 1996 Breeders' Cup Championship was held on October 22, 1996, at Woodbine Racetrack, Toronto, Canada, the first time the event was held outside the United States.

         The Breeders' Cup Agreement terminates on December 31, 1997, unless terminated earlier in accordance with the terms of the agreement, including the termination, for any reason, of SMTI's employment of Michael Letis or the unavailability of Mr. Letis to perform the services necessary to enable SMTI to comply with the terms of the Breeders' Cup Agreement.

         -- Major League Baseball -- The Company represents Major League Baseball in its negotiations with potential corporate sponsors and in creating sponsorship campaigns. The Company's agreement with Major League Baseball expires in December 1997.

         -- Celebrity Golf Association -- The Company and NBC have formed Celebrity Golf Championship, LLC to conduct the annual golfing tournament known as the Celebrity Golf Championship, an annual celebrity professional golf tournament, where the competitors include well-known sports, entertainment and media personalities. In connection therewith, SMTI organized and conducted the 1996 Celebrity Golf Championship held in Lake Tahoe, Nevada. SMTI also supervised the televising of the tournament and arranged for the tournament to be televised on NBC.

         -- The Hambletonian -- The Company has entered into an agreement with The Hambletonian Society to act as exclusive television agent for The Hambletonian, a premier event in harness racing held annually at The Meadowlands, which agreement, unless renewed by mutual agreement, will terminate in March 1998.

         -- The Company has entered into an agreement with the PBA Tour pursuant to which the Company agreed to serve as the exclusive representative of the PBA in connection with its negotiations with respect to television broadcasting through December 31, 1999.

         --In March 1996, the Company entered into a one-year agreement with ESPN pursuant to which the Company provided production services with respect to approximately 30 televised boxing matches which were broadcast on ESPN and ESPN2. The agreement was extended for a one-year period and, during the term of such extension, the Company anticipates that it will provide production services for approximately 50 boxing matches which are to be broadcast on ESPN and ESPN2. The Company's production services in connection with these boxing matches include site reviewal, arranging for television cameras, lighting, audio and video equipment and technical facilities and coordinating the use of on-air broadcasters.

         --The Company has entered into a letter agreement with the Professional Skaters Association pursuant to which the Professional Skaters Association licensed to SMTI the rights to the United States Open Professional Figure Skating Championship (the "Open") and SMTI became the exclusive promoter of the Open, with full financial and management responsibility for the operation of the Open. The term of the agreement expires in April 2001, subject to the right of SMTI to renew for an additional five years. The Company has also entered into an agreement with the UPN television network pursuant to which Marquee agreed to produce and deliver annually to UPN one television special. The television special will consist of the broadcast of the Open. The agreement expires in January 1999, subject to the right of UPN to renew for an up to an additional three years.

         -- The Company has entered into an agreement (the "PVI Agreement") with PVI, Inc. ("PVI"), pursuant to which the Company was retained by PVI to market the PVI System to advertisers and advertising agencies and to sports teams, leagues and broadcasters. The PVI System allows a sponsor's logo to be graphically inserted at strategic locations during a televised sporting event apparent only to the broadcast audience and permits the sale of different advertising for the same physical space to different audiences in different geographic locations. The PVI Agreement has a term of two years, subject to early termination by either party in March 1997 or September 1997.

         --The Company has begun producing two television programs for the Lifetime television network. The programs deal with sports, sports personalities and sports-related issues. The parties have not yet executed an agreement relating to the production of the television programs but the Lifetime television network has advanced the Company money in anticipation of the Company's delivery of the television programs.

         -- The Company has entered into an oral joint venture program development arrangement with Cosette Productions, which has developed television, theatrical and movie productions such as The Grammy Awards, The Will

Rogers Follies, television specials starring Harry Connick Jr. and Kathie Lee Gifford, made-for-TV movies starring Valerie Bertinelli and Rick Schroeder and the television mini-series Alcatraz. To date, no programs have been produced pursuant to this agreement.

         -- The Company has entered into an agreement with a representative of Subaru of America ("Subaru"), pursuant to which Subaru has engaged the Company to produce Subaru American Outback, an outdoor programming series of 24 half-hour episodes which are expected to be televised commencing in thesecond quarter of 1997 on ESPN2 and ESPN.

         -- The Company has agreed with The Outdoor Life Network, LLC ("OLN") to provide production services with respect to 22 half-hour episodes of Ironjack -- The National Lumberjack Championships for OLN, a new cable network devoted to outdoor programming. The Company has delivered the finished product to OLN.

         -- The Company organized and promoted a welterweight championship boxing fight and the undercard fights which were held in October 1996 at the Sports Arena in Los Angeles, California. Pursuant to an agreement the Company had entered into with The Univision Network Limited Partnership ("Univision"), an owner and operator of a Spanish-language television network, Univision was granted the right to broadcast the fights.

	 The Company is in active negotiations for the production of a 52-week half-hour sports magazine show which will most likely be hosted by talent represented by the Company. Strategically, the Company intends to be active in the production of sports events and feature-length sport-related movies, as well as television programming.

         A significant portion of the Company's revenues have been derived from a small number of clients or one-time events. On a pro forma basis, giving effect to the Acquisitions as if they had occurred on January 1, 1995, one client would have accounted for approximately 29% and 30% of the Company's revenues for the years ended December 31, 1995 and 1996, respectively. On a pro forma basis, three clients accounted for approximately 50% of the Company's revenues for the year ended December 31, 1996. The Company may continue to be dependent upon a limited number of customers or projects for a significant portion of its revenues in future periods.

PERSONAL REPRESENTATION

         The Company provides personal representation services for well-known and up-and-coming broadcasting, sports and entertainment personalities, which services encompass the negotiation of primary employment agreements and evaluation of business, promotional and endorsement opportunities for such personalities. Fees for services can be fixed but ordinarily represent a percentage of income realized by the Company's clients through its efforts, typically ranging from three to ten percent. The Company's written representation agreements with its clients are generally terminable on 30 days' notice and the Company does not have written agreements with many of its clients, which the Company believes is common in its industry.

         At December 31, 1996, the Company represented 77 national broadcasters, consisting of the following persons.

Al Michaels - ABC Sports
Forrest Sawyer - ABC News
Christiane Amanpour - CNN and CBS News
Dan Dierdorf - ABC Sports
Sean McDonough - CBS Sports and WABU-TV
  (Boston)
Chris Berman - ESPN and ABC Sports
Len Berman - NBC Sports and WNBC-TV (New York)
Jim Lampley - NBC Sports and Home Box Office
John Hockenberry - NBC News and MSNBC
Bill Geist - CBS News
Robert Krulwich - ABC News
Hannah Storm - NBC Sports
Al Trautwig - MSG and Classic Sports Network
Fred Hickman - CNN
Mark Jones - ABC Sports and ESPN
Andrea Joyce - CBS Sports
Bob McKeown - NBC News
Craig James - CBS Sports
Sam Wyche - NBC Sports
Willow Bay - ABC News and NBC Sports
Dick Schaap - ABC News and ESPN
Russ Mitchell - CBS News
Brad Nessler - ESPN
Bill Walton - NBC Sports
Antonio Mora - ABC News
John Spagnola - ABC Sports
Thom Brennaman - Fox Sports
Bob Carpenter - ESPN

John Naber - Television analyst
  (U.S. Olympic gold medalist in swimming)
Jane Whitney - Nationally-syndicated
  talk-show host
Bud Collins - NBC Sports
Kevin Harlan - Fox Sports
Vince Cellini - CNN and TNT Sports
Bill Clement - ESPN
Mike Emrick - Fox Sports and Sports Channel
Craig Masback - NBC Sports
Todd Blackledge - ABC Sports
Len Dawson - Home Box Office
John Dockery - NBC Sports
Terry Gannon - ABC Sports
Ken Albert - Fox Sports
Jim Gray - NBC Sports
Paul Crane - CNN
Kevin Kiley - TNT Sports
Marty Liquori - ABC Sports
Mike Tirico - ESPN
Joe Micheletti - Fox Sports
Anthony Munoz - Television analyst
  (formerly Fox Sports)
Jimmy Roberts - ESPN
Ted Robinson - CBS Sports and USA Network
Danny Sheridan - CBS Sports
Dwight Stones - NBC Sports
Reggie Theus - TNT Sports and NBC Sports
Eric Clemons - Fox Sports
Leon Harris - CNN
Madeline McFadden - Inside Edition
Elizabeth Kaledin - CBS News
Mark Litke - ABC News
Matt Meagher - Inside Edition
Beth Nissen - ABC News
Diana Olick - CBS News
Janice Lieberman - CNBC
Brian Holloway - ABC Sports
Steve Melnyk - ABC Sports
Frank Hannigan - ABC Sports
Larry Beil - ESPN
Gary Miller - ESPN
Lisa Kim - MSNBC
Dan Lothian - NBC News
Jim Axelrod - CBS News
Jody Davis - CNNfn
Craig Miller - MSNBC
Gary Matsumoto - NBC News
Scott Engler - CNN
Kathy Wolff - Fox News
Michael Kim - ESPN
Bill Maas - Fox Sports


         At December 31, 1996, the Company represented 30 professional athletes, consisting of the following persons:

Brian Leetch - New York Rangers
Eric Heiden - U.S. Olympic five-time
  gold medalist in speed skating
Ken Dryden - Montreal Canadiens (retired)
  and member of the Hockey Hall of Fame
Sergei Zubov - Dallas Stars
Adam Oates - Boston Bruins
Rico Brogna - Philadelphia
Phillies Keith Elias - New York
Giants William Gaines - Washington Redskins
Darren Turcotte - San Jose Sharks
Jeff Blatnick - U.S. Olympic gold medalist
  in Greco-Roman wrestling
Sean Jones - Green Bay Packers
Mike Remlinger - Cincinnati Reds
Beth Heiden - U.S. Olympic gold medalist
  in speed skating
Joe Grahe - Montreal Expos
Quinn Buckner - Former National Basketball
  Association player and coach and CBS
  Sports commentator
Calle Johansson - Washington Capitals
Harry Carson - Former New York Giants
  linebacker and analyst for the MSG Network
Bernard King - Former National Basketball Association
  player and broadcaster on WFAN-FM (New York)
Tim Daggett - U.S. Olympic gold medalist in
  gymnastics and NBC Sports commentator
Jody Hull - Florida Panthers
Tommy Albelin - Calgary Flames
Jozef Stumpel - Boston Bruins
Nikolai Khabibulin - Phoenix Coyotes
Kris King - Phoenix Coyotes
Dainius Zubrus - Philadelphia Flyers
Andrei Zyuzin - San Jose Sharks
Alexander Volchkov - Washington Capitals
Sergei Samsonov - Detroit Vipers (International
  Hockey League) and projected top-pick in the 1997 National Hockey League draft
Jerry Bailey - Jockey and member of the
  Horse Racing Hall of Fame

Mike Golic - Former National Football League player and ESPN analyst


         At December 31, 1996, the Company represented 37 local broadcasters, consisting of the following persons:

Dave Jennings - WFAN-AM and MSG
  (New York)
Trish Brown - KMOV-TV (St. Louis)
Mike Harris - SportsChannel and WCBS-TV
  (New York)
Celeste Ford - WABC-TV (New York)
Eric Thomas - KGO-TV (San Francisco)
Paul Olden - WFAN-AM and WPIX-TV (New York)
Dr. Jay Adlersberg - WABC-TV (New York)
Tracey Neale - WTTG-TV (Washington, D.C.)
Carolyn Gusoff - WNBC-TV (New York)
Leo Alexander - WRC-TV (Washington)
Bob Papa - WOR-AM (New York), ESPN and NBC Sports
Tony Segreto - WTVJ-TV (Miami)
Roseanne Colletti - WNBC-TV (New York)
Monica Kaufman - WSB-TV (Atlanta)
Lara Spencer - WABC-TV (New York)
Vic Carter - WJZ-TV (Baltimore)
Sean Mooney - WWOR-TV (New York)
Kelly Ring - WTVT-TV (Tampa)
Tim Fleischer - WABC-TV (New York)
Beverly Burke - WUSA-TV (Washington, D.C.)
Krista Bradford - WWOR-TV (New York)
Bebe Emerman - KCAL-TV (Los Angeles)
Corey McPherrin - WFLD-TV (Chicago)
Walter Richards - KTLA-TV (Los Angeles)
Ukee Washington - KYW-TV (Philadelphia)
Ileana Varela - WFOR-TV (Miami)
Mike Bush - KSDK-TV (St. Louis)
Angela Davis - KSTP-TV (Minneapolis)
Marion Brooks - WSB-TV (Atlanta)
Randy Paige - KCAL-TV (Los Angeles)
Shern-Min Chow - KPRC-TV (Houston)
Noel Cisneros - KRON-TV (San Francisco)
Sonja Gantt - WGN-TV (Chicago)
Lyanne Melendez - KGO-TV (San Francisco)
Lila Orbach - WDIV-TV (Detroit)
Gretchen Carlson - WOIO-TV (Cleveland)
Michael Barkann - WLVI-TV (Boston), USA
 Network and CBS Sports


         At December 31, 1996, the Company represented six authors, consisting of the following persons:

Dick Schaap - author of Bo Knows Bo and Instant Replay

Rick Reilly - author of The Boz and Missing Links and a writer for Sports Illustrated

John Powers - author of One Goal and Mary Lou! and a sportswriter for The Boston Globe

Gene Wojociechowski - author of Nothing but Net and I Love Being the Enemy and a sportswriter for The Chicago Tribune

Ken Dryden - author of The Game and Home Game

Michael Silver - author of Sports with an Attitude and currently working with Jerry Rice on a project for Sports Illustrated

         At December 31, 1996, the Company represented nine television producers and directors, consisting of the following persons:

Terry O'Neil - executive producer of both sports and news programming

Curt Gowdy, Jr. - ABC Sports

John Faratzis - a sports-programming producer who has worked with ABC, CBS and NBC

Craig Silver - CBS Sports

Andy Kindle - Fox Sports

Larry Cavolina - ESPN and NBC Sports

Rick Paiva - ESPN

Joel Feld - a sports-programming producer who has worked with ABC Sports and Fox Sports

Michael Ireland - ESPN and KTLA-TV (Los Angeles), which broadcasts Los Angeles Dodgers baseball games

CONSULTING

         The Company offers specialized consulting services to entities engaged in sports- and entertainment-related businesses. The executive officers of the Company have substantial experience in all aspects of sports and entertainment management, marketing, sales and television and event production. The executive officers of the Company also have numerous personal contacts within the sports and entertainment business who work for companies that are in need of consulting services or are in a position to refer clients to the Company. The Company intends to capitalize on these contacts in order to build its consulting business.

         Sports- and entertainment-related businesses often require expertise in areas which are outside of their principal line of business. Such businesses may seek consultants to advise them in connection with team and event ticket sales, venue management of concert halls and sporting arenas, sales of television rights, program development, and obtaining and maintaining sponsorships. The Company will seek to enter into agreements with businesses pursuant to which the Company will provide customized services in these and other areas. As a consultant, the Company would advise its clients in planning and selecting a course of action that helps the client realize its business objective, hiring the necessary employees or contractors, obtaining and allocating the material required in order for the client to realize its goal, and/or monitoring results.

         The Company is in advanced negotiations with a major league baseball team with respect to the negotiation of a television rights agreement. The Company considers this to be typical of the consulting agreements for which it is extremely well suited and which it will actively pursue.

OPERATING STRATEGY

         Offer Comprehensive Packages of Sports Related Services. The Company intends to maximize the performance of its events production and corporate sponsorship, personal representation and consulting businesses by constructing comprehensive packages of sports events and sports personality endorsements.

         Seek Additional Acquisitions. The Company intends to explore opportunities to acquire existing companies in its businesses. The Company believes that the experience of its management team will allow it to identify and capitalize on under-valued and/or under-performing companies. In particular, the Company intends to focus primarily on consolidation opportunities presented by privately-held competitors of moderate size. The Company believes that it is the only significant publicly-traded company within its industry and, as a result, will have certain advantages over its competitors in negotiating and consummating acquisitions. To date, the Company has not entered into any agreements relating to acquisitions of other companies.

         Expand Consulting Business. The Company will seek to significantly expand its existing consulting business in order to fully utilize management's substantial expertise in all aspects of sports and entertainment management, marketing, sales, television and event production. Various sports- and entertainment-related businesses require such expertise in order to maximize revenues from activities such as team and event ticket sales, venue management, sales of television rights, program development and obtaining and maintaining sponsorships. The management of the Company will work with these businesses in developing and implementing strategies to meet their objectives.

COMPETITION

         Sports production and promotion and personal representation are highly-competitive industries. The Company's competitors include several large companies, such as International Management Group, ProServ, Inc. and Advantage International Inc. in the sports industry and the William Morris Agency, Inc. and Creative Artists Agency, Inc. in the entertainment industry, certain of which have substantially greater financial and other resources than the Company. In addition, the Company competes with many smaller regional and local entities. The success of the Company will be dependent upon its ability to obtain event, client and production and consulting opportunities and to generate revenues from such activities. The Company believes that it competes with other companies primarily on the basis of the experience of its management and the breadth of the services that the Company offers, including events production and corporate sponsorship, personal representation and consulting services.

EMPLOYEES

         As of March 24, 1997, the Company had approximately 47 full-time employees, none of whom were covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, the Company engages independent contractors to provide many of the services required by its business.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company's executive offices are currently located at 888 Seventh Avenue, New York, New York, and are occupied pursuant to a lease which provides for an initial annual rent, commencing in October 1997, of approximately $537,000, subject to certain increases, and expiring in October 2007. The Company is making certain capital improvements to furnish its new office space, complete leasehold improvements and install television edit facilities. The Company believes that its current facility will be sufficient for its planned operations for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a defendant in various legal actions, involving breach of contract and various other claims, which are incidental to the conduct of its business. In the opinion of management, there are no material threatened or pending legal proceedings against the Company which if adversely decided, would have a material effect on the financial condition or prospects of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company did not submit any matters to a vote of security holders during the fourth quarter of the year ended December 31, 1996.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock and Warrants of the Company are traded in the over-the-counter market and are quoted on The Nasdaq Stock Market, Inc.'s SmallCap Market ("Nasdaq") under the symbols "MRQE" and "MRQEW," respectively, and are traded on the Boston Stock Exchange under the symbols "MRT" and "MRT.WS," respectively.

         From December 6, 1996 (the first trading day after the effective date of the registration statement relating to the Company's initial public offering) until December 13, 1996, the shares of Common Stock and the Warrants traded only as Units on Nasdaq and did not trade separately. On December 13, 1996, the Units were separated into their constituent parts and the shares of Common Stock and Warrants began trading separately on Nasdaq. On March 13, 1997, the Common Stock and Warrants commenced trading on the Boston Stock Exchange.

       The following table sets forth for the periods indicated, the high and low bid information for the shares of Common Stock and the Warrants of the Company, as reported by Nasdaq. Bid quotations represent high and low prices quoted between dealers, do not reflect retail mark-up, mark-down or commission, and may not represent actual transactions.


                                               COMMON STOCK                 WARRANTS
                                         ----------------------          ------------------
                 1996                     HIGH            LOW            HIGH           LOW
                 ----                     ----            ---            ----           ---
December 13, 1996 to December 31, 1996      $6.00          $5.00          $2.00          $1.25



       On March 25, 1997, the Company had 44 and 22 record holders of its Common Stock and Warrants, respectively. The Company believes that there are over 2,500 beneficial holders of its shares of Common Stock and Warrants.

       The Company has not paid any cash dividends on its Common Stock since inception and does not anticipate paying any in the foreseeable future. The Board of Directors intends to retain any earnings to support the growth of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

INTRODUCTION

       The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, the limited operating history of the Company, substantial competition and dependence on certain key contracts with third parties.

       Marquee was formed in July 1995 for the purpose of providing comprehensive management, marketing, sales, consulting and production services to sports and entertainment related businesses, events, athletes, broadcasters, journalists and executives. During 1996 Marquee engaged in limited activities, primarily consisting of negotiating the agreements relating to the SMTI Acquisition and the A&A Acquisition and engaging in limited sports marketing, production and consulting activities.

       The primary sources of the Company's revenues are commissions from the representation of sports and entertainment personalities and fees from providing marketing, sales and event development, production and consulting services in the sports and entertainment industry. Commissions from the Company's personal representation services are recognized as revenue when they become payable to the Company under the terms of the Company's agreements with its clients. Generally, such commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of material created by them. Commissions on profit or gross receipt participations are recorded upon the determination of such amounts. Revenues from production services (television and video) are recognized when the programs are available for broadcast. Licensing sponsorship and merchandise revenues are recognized for guaranteed amounts when contractual obligations thereunder are met.

       The Company's most significant costs and expenses are salaries and production expenditures. Historically, selling, general and administrative expenses have been impacted by the amount of compensation and related benefits that the stockholders of A&A and SMTI received from their respective businesses during the periods when the companies were entrepreneurially managed.

       In addition to the four employment agreements entered into in December 1996 upon the completion of the Acquisitions, the Company has entered into employment agreements with two officers, providing for aggregate annual compensation in the first year of $725,000, of which $499,520 (based upon the date employment commenced) has been charged to Marquee's operations for the year ended December 31, 1996. In addition, the Company has entered into a lease for office space which requires no payments until October 1997. The annual minimum charge to operations for rent is $563,000 per year commencing in October 1996. The Company has also entered into a six-year consulting agreement with TSC, which is controlled by Robert F.X. Sillerman, the Chairman of the Company, that provides for a monthly fee of $30,000 commencing in September 1997. The minimum annual charge to operations for the consulting arrangement will be $360,000.

       The Company's fourth fiscal quarter, during which the Company recognizes its highest percentage of revenues from its production of The Breeders' Cup Championship and receives revenues from its representation agreements with professional hockey players upon the commencement of the National Hockey League season, generally produces the Company's highest revenues.

       In May 1996, the Company issued 50,000 shares of Common Stock to an officer in partial consideration of such officer entering into an employment agreement with the Company. The Company expects that it will recognize non-cash compensation expense estimated at approximately $118,750 over the 15-month vesting period equal to the estimated fair market value of such shares on the date of issuance. The Company incurred charges to operations aggregating approximately $476,000 during the fourth quarter of 1996 as a result of the automatic conversion of the Debentures issued in the Private Placement (as such terms are defined in Item 12 hereof) into Units, consisting of the write-off of the fees and expenses of $193,000 incurred by the Company in connection with the Private Placement and interest expense of $283,000. In connection with the Acquisitions, the Company will incur charges to operations aggregating $530,000 over the five-year period commencing in December 1996 relating to the imputed interest on the indebtedness to be paid to the stockholders of SMTI and A&A.

       The Company contemplates that the release of the Escrow Shares (as such term is defined in Item 11 hereof) to officers, directors, employees and consultants of the Company, should it occur, will result in a substantial non-cash compensation charge to operations, based on the then fair market value of the shares. Such charge could substantially increase the Company's loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which such shares are or become probable of being released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a depressive effect on the market price of the Company's securities.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

       Marquee commenced operations in January 1996 and during 1996 its activities consisted of negotiating the agreements relating to the A&A Acquisition and the SMTI Acquisition and engaging in limited sports marketing, production and consulting activities. The consolidated financial statements of the Company which appear at pages F-1 through F-19 include the results of operations of SMTI and A&A for the period from December 12, 1996, their date of acquisition by the Company, through December 31, 1996.

       For the year ended December 31, 1996, Marquee generated revenue of $2,869,000. The principal sources of such revenue were Marquee's performance under its contract for the production of ballots for the Major League Baseball All-Star Balloting Program and Marquee's production of boxing programs broadcast on ESPN and ESPN2. Revenues were also derived from commissions earned from talent representation and Marquee's productions of other programs broadcast on various cable outlets.

       Marquee's total operating expenses for the year ended December 31, 1996 were approximately $2,563,000 and principally consisted of production expenses for the Major League Baseball All-Star Balloting Program and ESPN boxing production costs. General and administrative expenses of $2,260,000 included salary and other employee benefit expenses of $1,730,000, legal and professional fees of $130,000, office expenses of $159,000 and other expenses of $241,000. Marquee's operating loss for the year ended December 31, 1996 was approximately $1,955,000.

       For the year ended December 31, 1996, Marquee's loss before taxes was approximately $2,430,000. Marquee had net interest expense of $283,000 and financing expense of $193,000 related to the Private Placement of the Debentures. For the year ended December 31, 1996, the Company had a net loss of $2,410,000 after giving effect to an income tax benefit of $20,000.

       The following unaudited pro forma condensed combined statements of operations for the years ended December 31, 1996 and 1995 present the operation of the Company as though the Acquisitions and the consummation of the Company's initial public offering had occurred on January 1, 1995.

                                                 Pro Forma for the Year Ended
                                                          December 31,
                                                -----------------------------
                                                    1996              1995
                                                    ----              ----

 Revenue                                        $15,184,589       $10,341,827

 Operating expenses                               9,485,513         5,549,887

 General and administrative expenses              5,950,762         3,154,710
                                                 ----------        ----------
 Operating income (loss)                          (251,686)         1,637,230

 Interest expense, net*                           (368,818)          (88,457)

 Financing expense*                               (192,501)                --
                                                 ---------         ----------
 Income before taxes                              (813,005)         1,548,773

 Income tax (provision) benefit                   (100,000)          (759,000)
                                                 ---------          ---------
 Net income (loss)                               ($913,005)          $789,773
                                                 =========           ========

 Net income (loss) per share                         ($.12)              $.10
                                                     =====               ====
----------------
* Includes in 1996 one-time charges related to the Debentures of $254,000 for interest and $193,000 for financing expense, or $.06 per share.

       On a pro forma basis, the Company would have had revenues for the year ended December 31, 1996 of $15,185,000, an increase of $4,843,000, or 46.8%, over pro forma revenues for the year ended December 31, 1995. The increase is partially due to Marquee-generated revenues of approximately $2,706,000, which revenues were produced principally by Marquee's performance under its contract for the production of ballots for the Major League Baseball All-Star Balloting Program, Marquee's production of boxing programs broadcast on ESPN and ESPN2, and Marquee's productions of other programs broadcast on various cable outlets. The Company also experienced an increase of $256,000 in commissions earned on talent representation, and production and consulting revenue increased $1,943,000. These increases were partially offset by reduced revenue of $62,000 from the Celebrity Golf Tournament. Media and sports representation fees increased as a result of obtaining additional broadcast personalities as new clients as well as from receiving increased fees from the existing client base. Production and consulting fees increased on a pro forma basis as a result of increased fees from the Breeders' Cup and the addition of revenues from a consulting agreement pursuant to which the Company handled sports marketing and advertising placement for the True Value hardware stores.

       On a pro forma basis, total operating expenses for the year ended December 31, 1996 would have been $15,436,000 as compared to $8,705,000 for 1995, an increase of $6,731,000. The increase is primarily the result of increased production expenses ($3,936,000) resulting from the Company's new business ventures for the Major League Baseball All-Star Balloting Program, production expenses associated with the

True Value hardware stores' advertising campaign, and the production of ESPN and ESPN2 boxing. General and administrative expenses increased $2,796,000. The increase in general and administrative expenses was due to increased costs and expenses associated with Marquee's operations ($2,100,000), increased salary and commissions ($490,000), increased legal and professional fees ($78,000) and increased office expenses ($128,000). The pro forma adjustments for the year ended December 31, 1996 reflect contractually required reductions in salaries and benefits of approximately $1,485,000.

       For the year ended December 31, 1996, the Company's pro forma loss before taxes was $813,000 compared to pro forma income of $1,549,000 for the year ended December 31, 1995. Pro forma income tax expense for the year ended December 31, 1996 was $100,000, compared to an income tax expense of $759,000 for the year ended December 31, 1995. Pro forma net loss for the year ended 1996 was $913,000, compared to pro forma net income of $790,000 for the year ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

       Marquee's principal sources of working capital have been net proceeds of approximately $1,363,000 from the Private Placement, which was completed in August 1996, advances by shareholders aggregating $767,000 and net proceeds of approximately $15,586,000 from Marquee's initial public offering, which was completed in December 1996. Of the shareholder advances, approximately $445,000 was exchanged for Debentures in the Private Placement, $75,000 was repaid from working capital, $125,000 was repaid from the proceeds of the Private Placement and $122,000 is payable on January 1, 1998. The net proceeds of the Private Placement reflect the cancellation of the notes referred to above and expenses and were used for working capital and certain expenses of the Company's initial public offering. The Private Placement consisted of $2,000,000 principal amount of Debentures which automatically converted into 666,662 Units upon the closing of the Company's initial public offering in December 1996. At December 31, 1996, the Company had working capital of approximately $7,235,000. The Company anticipates that its working capital together with cash flow expected to be generated from operations will be sufficient to fund its operations through the end of the 1997 calendar year.

       Of the net proceeds of approximately $15,586,000 which the Company received from its initial public offering, $9,000,000 was paid to the stockholders of SMTI and A&A. In addition, the Company has agreed to pay such stockholders installment payments aggregating $2,500,000 over the four year period commencing April 1, 1997. Further, the agreement relating to the SMTI Acquisition provided that, SMTI is to distribute to its shareholders, by means of a dividend, an amount equal to 40% of the accumulated adjustments account of SMTI. The amount of such distribution will be approximately $382,000. In connection with the conversion of the Debentures into Units upon the closing of the Company's initial public offering in December 1996, the Company paid interest of approximately $254,000. In connection with the Acquisitions, the Company entered into five-year employment agreements with the stockholders of A&A and SMTI, which employment agreements provide for annual salaries aggregating $1,075,000.

       In October 1996, the Company entered into a lease for new facilities which requires initial annual rent of $537,000 commencing nine months after occupancy, subject to certain increases. The Company intends to incur capital expenditures of approximately $700,000 to furnish its new office space, complete leasehold improvements and install television edit facilities.

       The Company has entered into employment agreements with five officers that provide for annual compensation aggregating $1,550,000 per year. In August 1996 the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation ("SCMC"), a company controlled by Robert F.X. Sillerman, the Chairman of the Company. The consulting agreement provides for the payment by the Company of a monthly fee of $30,000 commencing in September 1997 for regular periodic financial consulting services. Such monthly fee will increase annually by the percentage increase in the Consumer Price Index. If SCMC performs advisory services in the nature of investment banking services, it is entitled to a fee (a "Special Advisory Fee") for such services, the exact amount of which will be negotiated between the parties to the consulting agreement. In March 1997, SCMC assigned its rights, obligations and duties under the consulting agreement to TSC. In February 1997, the Company advanced to SCMC the sum of $400,000 as an advance against the Special Advisory Fee.

ITEM 7.  FINANCIAL STATEMENTS.

       The financial statements required by Item 7 are included at pages F-1 through F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
       None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The following table sets forth the names, ages and positions of the executive officers and directors of the Company:


NAME                         AGE                POSITION
----                         ---                --------
Robert M. Gutkowski           49                President, Chief Executive Officer and Director
Robert F.X. Sillerman         48                Chairman
Arthur C. Kaminsky            50                Director and Executive Vice President
Michael Letis                 56                Director and Executive Vice President
Louis J. Oppenheim            39                Director and Executive Vice President
Michael Trager                54                Director and Executive Vice President
James E. Sileo                43                Chief Financial Officer
Howard J. Tytel               50                Director
Arthur R. Barron              62                Director
Myles W. Schumer              50                Director
Kraig G. Fox                  28                Secretary


     Robert M Gutkowski has served as President, Chief Executive Officer and Director of the Company since December 1995. Mr. Gutkowski has more than 20 years of experience in the television, sports and entertainment industries. From September 1994 until December 1995, Mr. Gutkowski was a consultant to sports-related businesses. From November 1991 to September 1994, he served as President and Chief Executive Officer of Madison Square Garden Corporation, where he oversaw the operations of the New York Knicks, the New York Rangers, the MSG Entertainment Group, the MSG Cable Network, Madison Square Garden and the Paramount Theater. From July 1990 to November 1991, Mr. Gutkowski served as President of MSG Communications Group, having served as Executive Vice President thereof from September 1987 to July 1990. From October 1985 to September 1987, he served as President of Madison Square Garden Network. Prior to his tenure at Madison Square Garden, Mr. Gutkowski was Vice President-Sales for Paramount Television Domestic Distribution. From February 1981 to September 1983, Mr. Gutkowski was Vice President-Programming for ESPN. Mr. Gutkowski earned a B.A. from Hofstra University.

     Robert F.X Sillerman has been Chairman of the Company since July 1995.
Mr. Sillerman has been Executive Chairman of SFX Broadcasting, Inc. ("SFX"), a publicly-traded company which owns and operates radio stations and concert venues, since 1995, and from 1992 through 1995 he served as Chairman and/or Chief Executive Officer of SFX. Since 1985, Mr. Sillerman has been Chairman of the Board and Chief Executive Officer of SCMC, a private investment company which makes investments in and provides financial consulting services to companies engaged in media and sports-related businesses and, through privately-held entities, he controls the general partner of Sillerman Communications Partners, L.P. ("SCP"), an investment partnership. Since 1985, he has been Chairman and Chief Executive Officer of TSC, a private investment company which provides financial advisory, marketing, consulting and investment banking services to media companies and sports-related businesses, including the Company, and which is a principal stockholder of the Company. Mr. Sillerman earned a B.A. from Brandeis University. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

     Arthur C. Kaminski has been a Director of the Company since March 1996 and an Executive Vice President of the Company since December 1996. Mr. Kaminsky has served as President and Chief Executive Officer of A&A since 1977. From 1974 to 1990, Mr. Kaminsky was a partner with the law firm of Taft & Kaminsky. Mr. Kaminsky earned a B.A. from Cornell University and a J.D. from Yale University.

     Michael Letis became a Director and an Executive Vice President of the Company in December 1996. Mr. Letis has served as President of SMTI since 1984. Mr. Letis earned a B.A. from Dartmouth College.

     Louis J. Oppenheim became a Director and an Executive Vice President of the Company in December 1996. Mr. Oppenheim has served as Vice President of A&A since 1985. From 1981 to 1985, he served as a talent representative for A&A. Mr. Oppenheim earned a B.A. from The University of Pennsylvania and a J.D. from Fordham University.

     Michael Trager has been a Director of the Company since March 1996 and an Executive Vice President of the Company since December 1996. Mr. Trager has served as Chairman of SMTI since 1984. From November 1994 to December 1995, Mr. Trager served as a Director of Select Media Communications, Inc., which filed a petition under the federal bankruptcy laws in October 1995. Mr. Trager earned a B.A. and M.S. from Bucknell University.

       James E. Sileo has served as the Chief Financial Officer of the Company since November 1995. From November 1994 to December 1995, Mr. Sileo served as Chief Financial Officer and a Director of Select Media Communications, Inc., which filed a petition under the federal bankruptcy laws in October 1995. From June 1985 to November 1994, Mr. Sileo held various positions at Madison Square Garden Corporation, including Vice President-Finance and Network Operations from April 1992 to November 1994, Vice President-Finance, Communications Group from June 1988 to March 1992 and Director of Financial Planning for the MSG Communications Group. Mr. Sileo earned a B.B.A. in accounting from Bernard M. Baruch College.

     Howard J. Tytel has served as a Director of the Company since July 1995. Mr. Tytel has been a Director, Executive Vice President and Secretary of SFX since 1992. Mr. Tytel has also been Executive Vice President and General Counsel of SCMC since 1985, a Director of SCMC since 1989, and Executive Vice President and General Counsel of TSC since 1985. From March 1995 until March 1997, Mr. Tytel was a director of Interactive Flight Technologies, Inc., a company providing computer-based in-flight entertainment. Mr. Tytel is Of Counsel to the law film of Baker & McKenzie, which represents the Company, SFX, SCMC and TSC. Mr. Tytel earned a B.A. and B.S. from Washington University and a J.D. from New York University.

       Arthur R. Barron has served as a Director of the Company since December 1996. In May 1995, Mr. Barron retired from Time-Warner Inc. ("Time-Warner"), where he served from February 1990 to May 1995 as Chairman of Time-Warner International, which is engaged in international strategic development activities in the media and entertainment industries, and as Chairman of Time-Warner Enterprises, the strategic and business development unit of Time-Warner. From 1984 until July 1989, Mr. Barron served as President of Paramount Communications Inc.'s entertainment group, which includes Paramount Pictures, Madison Square Garden, the New York Knicks and the New York Rangers.

       Myles W. Schumer has served as a Director of the Company since December 1996. For more than the past five years, Mr. Schumer has been a partner, specializing in tax matters, of Cornick, Garber & Sandler, New York, independent public accountants. From July 1993 until November 1996, Mr. Schumer has served as a director of Multi-Market Radio, Inc., a publicly-traded company engaged in the ownership and operation of radio stations.

     Kraig G. Fox has served as Secretary of the Company since July 1995. Since December 1993, Mr. Fox has been the Manager-Business and Legal Affairs for TSC and SFX. From April 1995 until November 1996 and since July 1996, Mr. Fox has been the Secretary of Multi-Market Radio, Inc. and Triathlon Broadcasting Company, respectively, both of which are publicly-traded companies engaged in the ownership and operation of radio stations. Mr. Fox earned a J.D. from Hofstra University in 1993.

       Directors serve until the next annual meeting or until their successors are elected and qualified subject to the provisions of the Stockholders' Agreement Officers serve at the discretion of the Board of Directors, subject to rights, if any, under contracts of employment with the Company.

       The lead underwriter in the Company's initial public offering, which was consummated in December 1996, has the right to appoint an observer to be present at the Company's Board of Directors meetings for a period of five years from such date, although it has not yet selected any such observer. Such observer may be a director, officer, partner, employee or affiliate of such underwriter. In addition, the Company has agreed with the underwriters in its initial public offering that for a period of five years commencing December 5, 1996 it will have at least two non-affiliated independent directors on its Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and officers and persons who own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, no person required to file such a report failed to file on a timely basis, except for Mr. Schumer, who failed to timely file a report on Form 5 disclosing one transaction.

ITEM 10.       EXECUTIVE COMPENSATION.

       The table below sets forth information with respect to the compensation paid to Robert M. Gutkowski, the President and Chief Executive Officer of the Company, during the year ended December 31, 1996 and the next most highly compensated executive officers, on an annual basis (collectively, the "Named Executive Officers"). No executive officer of the Company, other than Mr. Gutkowski, received compensation in excess of $100,000 during the year ended December 31, 1996.


                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION               COMPENSATION
                                          ----------------------------       ---------------------
                                                                             SECURITIES UNDERLYING
               NAME                       SALARY ($)         BONUS ($)           OPTION/SARS (#)
               ----                       ---------          ---------           ---------------
Robert M. Gutkowski,                     231,250            122,500                20,000
 President and Chief Executive Officer
Arthur C. Kaminsky                        12,500(1)            --                  20,000
 Executive Vice President
Michael Letis                             12,500(2)            --                  20,000
 Executive Vice President
Louis J. Oppenheim                         7,292(3)            --                  10,000
 Executive Vice President


                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION               COMPENSATION
                                          ---------------------------        ---------------------
                                                                             SECURITIES UNDERLYING
               NAME                      SALARY ($)          BONUS ($)        OPTION/SARS (#)
               ----                      ---------           --------         ----------------
 Michael Trager                           12,500(4)            --                 20,000
  Executive Vice President

(1) Mr. Kaminsky became an Executive Vice President of the Company effective December 11, 1996 upon the consummation of the A&A Acquisition and entered into an employment agreement providing for an initial annual salary of $300,000.
(2) Mr. Letis became an Executive Vice President of the Company effective December 11, 1996 upon the consummation of the SMTI Acquisition and entered into an employment agreement providing for an initial annual salary of $300,000.
(3) Mr. Oppenheim became an Executive Vice President of the Company effective December 11, 1996 upon the consummation of the A&A Acquisition and entered into an employment agreement providing for an initial annual salary of $175,000.
(4) Mr. Trager became an Executive Vice President of the Company effective December 11, 1996 upon the consummation of the SMTI Acquisition and entered into an employment agreement providing for an initial annual salary of $300,000.

       The table below sets forth information with respect to the grant of stock options and stock appreciation rights ("SARs") to the Named Executive Officers during the year ended December 31, 1996.

                           OPTION/SAR GRANTS IN 1996

                        NUMBER OF
                        SECURITIES       PERCENT OF TOTAL
                        UNDERLYING       OPTIONS GRANTED
                       OPTIONS/SARS      TO EMPLOYEES IN     EXERCISE OR BASE
        NAME             GRANTED              1996               PRICE          EXPIRATION DATE
       ----              -------              ----               -----          ---------------
Robert M. Gutkowski        20,000              8.7%              $6.25           October 1, 2001
Arthur C. Kaminsky         20,000              8.7%              $6.25           October 1, 2001
Michael Letis              20,000              8.7%              $6.25           October 1, 2001
Louis J. Oppenheim         10,000              4.3%              $6.25           October 1, 2001
Michael Trager             20,000              8.7%              $6.25           October 1, 2001


       The table below sets forth information with respect to the exercise of stock options and SARs by the Named Executive Officers during the year ended December 31, 1996 and the value at December 31, 1996 of unexercised stock options and SARs held by the Named Executive Officers.

                    AGGREGATED OPTION/SAR EXERCISES IN 1996
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                               NUMBER OF
                                                               SECURITIES           VALUE OF
                                                               UNDERLYING         UNEXERCISED
                                                               UNEXERCISED        IN-THE-MONEY
                                                             OPTIONS/SARS AT    OPTIONS/SARS AT
                                                               FY-END (#);        FY-END ($);
                       SHARES ACQUIRED                         EXERCISABLE/       EXERCISABLE/
        NAME           ON EXERCISE (#)   VALUE REALIZED ($)   UNEXERCISABLE     UNEXERCISABLE(1)
        ----           ---------------   ------------------   -------------     ----------------
Robert M. Gutkowski          0                 0                0/20,000              0/0
Arthur C. Kaminsky           0                 0                0/20,000              0/0
Michael Letis                0                 0                0/20,000              0/0
Louis J. Oppenheim           0                 0                0/10,000              0/0
Michael Trager               0                 0                0/20,000              0/0


(1)    The closing price of the Common Stock on December 31, 1996 was $6.00.


EMPLOYMENT AGREEMENTS

       The Company and Robert M. Gutkowski have entered into an employment agreement dated as of March 21, 1996 pursuant to which Mr. Gutkowski agreed to serve as the Company's President and Chief Executive Officer for an initial term of five years. The employment agreement also provides that Mr. Gutkowski shall serve as a director of each of A&A and SMTI at such time as the Company causes his election to such positions. The employment agreement provides that Mr. Gutkowski shall receive an annual base salary of $325,000 plus an annual bonus of at least $ 150,000 (which bonus may be increased in the discretion of the Board of Directors of the Company).

       The employment agreement provides that the Company may terminate Mr. Gutkowski's employment agreement prior to the expiration of its term in the event of his death, disability for a period of 26 consecutive weeks or for "cause," which, for purposes of the employment agreement, is defined as the conviction of a felony, the commission of an act of fraud or embezzlement upon the Company, a material breach by Mr. Gutkowski of his agreement not to compete with the Company or the wilful malfeasance or gross negligence by Mr. Gutkowski in the performance of his duties under the employment agreement or his failure to perform his duties thereunder, which malfeasance, negligence or failure has a material adverse effect on the business of the Company and which shall remain uncured for a period of 15 days following written notice from the Company.

       Pursuant to his employment agreement, Mr. Gutkowski has agreed not to compete with the Company or solicit any of the Company's clients or employees (the "Prohibited Activities") during the term of the agreement. In addition, the employment agreement provides that Mr. Gutkowski is prohibited from engaging in the Prohibited Activities for certain periods of time in the event he voluntarily terminates his employment agreement, the Company terminates his employment agreement or the employment agreement is not extended on substantially similar terms.

       Upon the consummation of the Company's initial public offering in December 1996, the Company entered into employment agreements with each of Messrs. Kaminsky, Letis, Oppenheim and Trager on substantially the same terms and conditions as Mr. Gutkowski's employment agreement with the Company, pursuant to which each such person has agreed to serve as an Executive Vice President of the Company for an initial term of five years. In addition, pursuant to such agreements, the Company has agreed to cause Messrs. Letis and Trager to be elected to the Board of Directors of SMTI, has agreed to cause Messrs. Kaminsky and Oppenheim to be elected to the Board of Directors of A&A, and has agreed to use its best efforts to cause each of such persons to be nominated to serve as a member of the Board of Directors of the Company. The employment agreements provided that each of Messrs. Kaminsky, Letis and Trager will receive an annual base salary of $300,000 and the employment agreement with Mr. Oppenheim provides that he will receive an annual base salary of $175,000.

DIRECTOR COMPENSATION

       Each Director who is not an employee of the Company receives, in addition to reimbursement for travel expenses, $1,500 for each Board of Directors' meeting attended and $750 for each committee meeting attended.

1996 STOCK OPTION PLAN

       The Company's Board of Directors has adopted and the stockholders have approved the Company's 1996 Stock Option Plan (the "Plan"). The Plan, which provides for grants of non-qualified and incentive stock options to purchase up to 500,000 shares of Common Stock to eligible employees and consultants, is designed to attract and retain the best available personnel for the positions of substantial responsibility, to provide additional incentive to key employees, officers, and consultants of the Company and its subsidiaries and to promote the success of the Company's business.

       In October 1996, options to purchase an aggregate of 230,000 shares of Common Stock were granted under the Plan. Of such options, 100,000 have been granted to 14 employees of the Company and have an exercise price of $5.00 per share, and 130,000 have been granted to the Company's executive officers and directors and have an exercise price of $6.25 per share, all of which options vest in annual installments over a three to five year period commencing one year from the date of grant.


ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information regarding ownership of Common Stock, including the Escrow Shares, by (i) each person known by the Company to own beneficially more than five percent of the outstanding Common Stock, (ii) each director of the Company and (iii) all executive officers and directors of the Company as a group.

          NAME AND ADDRESS                    NUMBER OF SHARES            PERCENTAGE OF SHARES
         OF BENEFICIAL OWNER (1)              BENEFICIALLY OWNED           BENEFICIALLY OWNED
         -----------------------              ------------------           ------------------
Robert F.X. Sillerman (2)                       1,369,230(2)                     15.6%
Robert M. Gutkowski                               684,615(3)                      7.8
Arthur C. Kaminsky                                684,615(4)                      7.8
Louis J. Oppenheim                                342,306(5)                      3.9
Michael Letis                                     684,615(6)                      7.8
Michael Trager                                    684,615(7)                      7.8
Myles W. Schumer                                    3,000(8)                      *
Howard J. Tytel                                        --                         --
Arthur R. Barron                                       --                         --
All executive officers and directors of the
Company as a group (ten persons)                4,462,996(9)                     50.9%

--------------
*   less than 1%

(1) The address of each beneficial owner is c/o The Marquee Group, Inc., 888 Seventh Avenue, 40th Floor, New York, New York. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Robert F.X. Sillerman, the Chairman of the Company, is the Chairman, Chief Executive Officer and controlling stockholder of TSC, which beneficially owns 1,369,230 shares of Common Stock. Includes 392,308 shares of Common Stock which are held in escrow but in respect of which TSC retains the power to vote. See "--Escrow Shares." Does not include 76,922 shares of Common Stock issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 40,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(3) Includes 196,154 shares of Common Stock which are held in escrow but in respect of which Mr. Gutkowski retains the power to vote. See "--Escrow Shares." Does not include 38,461 shares of Common Stock which are issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 20,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(4) Includes 196,154 shares of Common Stock which Mr. Kaminsky placed in escrow but in respect of which he retains the power to vote. See "--Escrow Shares." Does not include 38,461 shares of Common Stock which are issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 20,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(5) Includes 98,076 shares of Common Stock Mr. Oppenheim placed in escrow but in respect of which he retains the power to vote. See "--Escrow Shares." Does not include 19,230 shares of Common Stock issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 10,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(6) Includes 196,154 shares of Common Stock which Mr. Letis placed in escrow but in respect of which he retains the power to vote. See "--Escrow Shares." Does not include 38,461 shares of Common Stock which are issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 20,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(7) Includes 196,154 shares of Common Stock which Mr. Trager placed in escrow but in respect of which he retains the power to vote. See "--Escrow Shares." Does not include 38,461 shares of Common Stock which are issuable upon exercise of an equal number of Warrants, which are not exercisable until December 5, 1997. Does not include 20,000 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

(8) Includes 1,500 Shares of Common Stock issuable upon exercise of an equal number of Warrants, which are currently exercisable.

(9) Includes 6,500 Shares of Common Stock issuable upon exercise of an equal number of Warrants, which are currently exercisable. Does not include 750,000 shares of Common Stock which are issuable upon exercise of an equal number of Warrants, which Warrants are not exercisable until December 5, 1997, or 137,500 shares of Common Stock issuable upon the exercise of options which are not exercisable within 60 days.

ESCROW SHARES

     Certain existing stockholders deposited or agreed to deposit an aggregate of 1,275,000 shares of Common Stock into escrow (the "Escrow Shares"). The Escrow Shares are not assignable or transferable. Of the Escrow Shares,

       (i) 425,000 shall be released from escrow if; for the fiscal year ending December 31, 1997, the Company's income before provision for taxes (the "Minimum Pretax Income") equals or exceeds $1,400,000;

       (ii) 425,000 Escrow Shares (or, if the condition set forth in (i) above was not met, 850,000 Escrow Shares) shall be released, if; for the fiscal year ending December 31, 1998, the Minimum Pretax Income equals or exceeds $2,400,000;

       (iii) 425,000 Escrow Shares (or, if the conditions set forth in either
(i) or (ii) were not met, the remaining Escrow Shares) shall be released if; for the fiscal year ending December 31, 1999, the Minimum Pretax Income equals or exceeds $3,400,000; and

       (iv) all of the Escrow Shares will be released from escrow if one or more of the following conditions is/are met:

       (a) the Closing Price (as defined in the escrow agreement) of the Company's Common Stock averages in excess of $15.00 per share for 20 consecutive trading days during the period from December 5, 1998 until December 31, 1999; or

       (b) the Company is acquired by or merged into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction equals of exceeds $15.00 per share.

       The Minimum Pretax Income amounts set forth above shall be (i) calculated exclusive of (x) any extraordinary earnings or charges (including any charges incurred in connection with the release from escrow of the Escrow Shares and any Escrow Property (as defined below) in respect thereof) and (y) any interest expense relating to the Debentures issued by the Company in connection with the Private Placement; (ii) derived solely from the businesses owned and operated by the Company following completion of the Acquisitions and shall not give effect to any operations relating to businesses or assets acquired after such date, if any, and (iii) audited by the Company's independent public accountants. The Closing Price amount set forth above is subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

       Any money, securities, rights or property distributed in respect of the Escrow Shares shall be received by the escrow agent, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of the Company (the "Escrow Property"); provided however, that with the exception of any securities of the Company or any successor to the Company issued as a result of any of the foregoing, such property shall be delivered to the holders of the Escrow Shares promptly upon the escrow agent's receipt thereof. If the applicable Minimum Pretax Income levels or Closing Price level set forth above have not been met by March 31, 2000, the Escrow Shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company. The Company expects that the release of the Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial charge to operations, which would equal the then fair market value of such shares. Such charge could substantially increase the loss or reduce or eliminate the Company's net income for financial reporting purposes for the period during which such shares are, or become probable of being, released from escrow. Although the amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity, it may have a negative effect on the market price of the Company's securities.

       The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and the underwriters in the Company's initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

FOUNDERS' STOCK

       In connection with the organization of the Company, in July 1995 the Company sold 333 shares of Common Stock and in August 1995 the Company sold 666 shares of Common Stock, respectively, to Robert M. Gutkowski, the Company's President and Chief Executive Officer, and to TSC, which is controlled by Robert F.X. Sillerman, the Company's Chairman, for an aggregate purchase price of $19,980, or approximately $.01 per share (on a post-Stock Split basis). In May 1996, the Company sold one share of Common Stock to an officer of the Company, for a purchase price of $500 or $.01 per share (on a post-Stock Split basis). In August 1996, the Company increased by means of a stock split (the "Stock Split") the number of shares held by Mr. Gutkowski to 646,154 shares, TSC to 1,292,308 shares and such officer to 50,000 shares.

PRIVATE PLACEMENT AND CORPORATE INDEBTEDNESS

       In August 1996 the Company consummated a private placement (the "Private Placement") of $2,000,000 aggregate principal amount of debentures (the "Debentures"). The $2,000,000 aggregate principal amount of Debentures were converted into and aggregate of 666,662 Units upon the consummation of the Company's initial public offering in December 1996.

       From January 3, 1996 through September 30, 1996, Robert M. Gutkowski made loans to the Company in the aggregate principal amount of $437,000, which loans accrued interest at the rate of 12% per annum. The funds advanced by Mr. Gutkowski were used by the Company for working capital purposes. In August 1996, the Company repaid $125,000 of such amount to Mr. Gutkowski from the proceeds of the Private Placement and Mr. Gutkowski purchased $115,385 in principal amount of Debentures through the cancellation of an equal portion of such indebtedness which Debentures automatically converted upon the consummation of the Company's initial public offering into 38,461 shares of Common Stock and 38,461 Warrants. In September 1996 the Company repaid $75,000 of its indebtedness to Mr. Gutkowski from working capital. The Company will repay the balance of such indebtedness plus accrued interest at the rate of 12% per annum to Mr. Gutkowski on January 1, 1998. The investment by Mr. Gutkowski in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Gutkowski agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1997.

       From May 15, 1996 through August 12, 1996, TSC incurred expenses and made loans to the Company in the aggregate principal amount of $196,385, which indebtedness accrued interest at the rate of 12% per annum and which interest was waived by TSC, and which were used by the Company for working capital purposes, including rent payable to TSC. In August 1996, TSC purchased $230,768 in principal amount of Debentures through the payment of $34,383 and the cancellation of such indebtedness, which Debentures automatically converted upon the consummation of the Company's initial public offering into 76,924 shares of Common Stock and 76,924 Warrants. The investment by TSC in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that TSC agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1997.

       On May 30, 1996, Michael Trager, the Chairman of SMTI and a Director of the Company, and Michael Letis, the President of SMTI, each of whom is an Executive Vice President and a Director of the Company, made a loan to the Company in the aggregate principal amount of $100,000, which loan accrued interest at the rate of 12% per annum and which interest was waived by Messrs. Trager and Letis, and which was used by the Company for working capital purposes. In August 1996, Messrs. Trager and Letis each purchased $115,385 in principal amount of Debentures through the payment of an aggregate of $130,770 and the cancellation of such indebtedness, which Debentures automatically converted upon the consummation of the Company's initial public offering into an aggregate of 76,924 shares of Common Stock and 76,924 Warrants. The investments by Messrs. Trager and Letis in the Private Placement were on the same terms as the investments by the non-affiliated investors, except that Messrs. Trager and Letis each agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1997.

       On August 6, 1996, Louis J. Oppenheim, the Vice President of A&A and an Executive Vice President and a Director of the Company, made a loan to the Company in the aggregate principal amount of $33,334, which loan accrued interest at the rate of 12% per annum and which interest was waived by Mr. Oppenheim, and which was used by the Company for working capital purposes. In August 1996, Mr. Oppenheim purchased $57,692 in principal amount of Debentures through the payment of $24,358 and the cancellation of such indebtedness, which Debentures automatically converted upon the consummation of the Company's initial public offering into 19,230 shares of Common Stock and 19,230 Warrants. The investment by Mr. Oppenheim in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Oppenheim agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1997.

       In August 1996, Arthur C. Kaminsky, the President and Chief Executive Officer of A&A and an Executive Officer and a Director of the Company, purchased $115,385 principal amount of Debentures, which Debentures automatically converted upon the consummation of the Company's initial public offering into 38,461 shares of Common Stock and 38,461 Warrants. The investment by Mr. Kaminsky in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Kaminsky agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1997.

SMTI ACQUISITION AGREEMENT

       The Company, SMTI, Michael Trager, Michael Letis, Robert M. Gutkowski and TSC entered into an acquisition agreement amended and restated as of March 21, 1996 (the "SMTI Acquisition Agreement"), pursuant to which a wholly-owned subsidiary of the Company merged with and into SMTI on December 11, 1996, simultaneously with the closing of the Company's initial public offering. The aggregate purchase price paid by the Company to Messrs. Trager and Letis, the sole stockholders of SMTI, consisted of (i) $8,000,000 cash, of which $6,500,000 was paid at the closing and an aggregate of $1,500,000 which is payable in five equal annual installments commencing April 1, 1997 and (ii) the issuance to each of Messrs. Trager and Letis of 646,154 shares of Common Stock. The Company also entered into five-year employment agreements with each of Messrs. Trager and Letis.

       The SMTI Acquisition Agreement provides that the representations and warranties contained therein shall survive for a period of six months following the closing, after which time the indemnification obligations for breaches of representations and warranties will be limited to claims asserted during such six-month period. Each of Messrs. Trager and Letis has agreed to indemnify the Company against losses, claims and damages which the Company may suffer or incur and which arise out of the breach by SMTI or Messrs. Trager or Letis of any representation, warranty, covenant or agreement in the SMTI Acquisition Agreement, provided, however, that the amount of each of Messrs. Trager's and Letis' indemnity shall be limited to $1,000,000. Each of Mr. Gutkowski and TSC has agreed to indemnify each of Messrs. Trager and Letis and SMTI from any losses, claims or damages which either such party shall suffer or incur and which arise out of the breach by Mr. Gutkowski, TSC or the Company of any representation, warranty, covenant or agreement in the SMTI Acquisition Agreement, provided that each of Mr. Gutkowski's and TSC's indemnity shall be limited to $250,000.

       From its inception until immediately prior to the completion of the SMTI Acquisition, SMTI was treated as a closely-held corporation under Subchapter S of the Code, and, therefore, did not pay federal income taxes on amounts earned during such period. Accordingly, SMTI distributed through dividends to its shareholders substantially all of its earnings during such period. Pursuant to the SMTI Acquisition Agreement, immediately prior to the closing of the SMTI Acquisition SMTI declared a dividend to Messrs. Trager and Letis of an amount equal to 40% of the increase in SMTI's accumulated adjustments account, as defined in the Code, which amount approximates the amount the shareholders of SMTI expected to pay personally for income taxes based on such earnings. The amount of the dividend which was declared was approximately $382,311.

       The SMTI Acquisition constituted a tax-free exchange to the extent of the receipt of Common Stock under Section 351 of the Code.

A&A ACQUISITION AGREEMENT

       The Company, A&A, Arthur C. Kaminsky, Louis J. Oppenheim, Robert M. Gutkowski and TSC entered into an acquisition agreement amended and restated as of March 21, 1996 (the "A&A Acquisition Agreement"), pursuant to which a wholly-owned subsidiary of the Company merged with and into A&A on December 11, 1996, simultaneously with the consummation of the Company's initial public offering. The aggregate purchase price paid by the Company to Messrs. Kaminsky and Oppenheim, the sole stockholders of A&A, consisted of (i) $3,500,000 cash, of which $2,500,000 was payable at the closing and an aggregate of $1,000,000 which is payable in five equal annual installments commencing April 1, 1997 and (ii) the issuance to Messrs. Kaminsky and Oppenheim of an aggregate of 969,231 shares of Common Stock, 646,154 of which were issued to Mr. Kaminsky and 323,076 of which were issued to Mr. Oppenheim. The Company also entered into five-year employment agreements with each of Messrs. Kaminsky and Oppenheim.

       The A&A Acquisition Agreement provides that the representations and warranties contained therein shall survive for a period of six months following the closing, after which time the indemnification obligations for breaches of representations and warranties will be limited to claims asserted during such six-month period. Each of Messrs. Kaminsky and Oppenheim has agreed to indemnify the Company against losses, claims and damages which the Company may suffer or incur and which arise out of the breach by A&A or Messrs. Kaminsky or Oppenheim of any representation, warranty, covenant or agreement in the A&A Acquisition Agreement, provided, however, that the amount of Messrs. Kaminsky's and Oppenheim's indemnity shall be limited to $500,000 and $250,000, respectively. Each of Mr. Gutkowski and TSC has agreed to indemnify each of Messrs. Kaminsky and Oppenheim and A&A from any losses, claims or damages which either such party shall suffer or incur and which arise out of the breach by Mr. Gutkowski, TSC or the Company of any representation, warranty, covenant or agreement in the A&A Acquisition Agreement, provided that each of Mr. Gutkowski's and TSC's indemnity shall be limited to $250,000.

       The terms of the A&A Acquisition Agreement provided that Messrs. Kaminsky and Oppenheim were to be permitted to withdraw from A&A an amount of money equal to the amount that A&A recovers in pending lawsuits in which it is the plaintiff, provided, however, that such amount shall not exceed $100,000.

       The A&A Acquisition constituted a tax-free exchange to the extent of the receipt of Common Stock under Section 351 of the Code.

CONSULTING AGREEMENT

       The Company has entered into a Financial Consulting Agreement with SCMC, dated as of August 1, 1996 (the "Consulting Agreement"). In March 1997, SCMC assigned its rights, obligations and duties under the Consulting
Agreement to TSC. Pursuant to the Consulting Agreement, TSC has agreed to serve for a period of six years as the Company's financial consultant to provide customary financial and advisory services, which agreement may be renewed by mutual agreement of the Company and TSC for an additional period of four years. Robert F.X. Sillerman, the Chairman and a principal stockholder of the Company, is the Chairman, Chief Executive Officer and controlling stockholder of SCMC and TSC, and Howard J. Tytel, a Director of the Company, is the Executive Vice President and General Counsel of SCMC and TSC. SCMC and/or TSC have entered into similar agreements with other companies, including companies in which Mr. Sillerman or his affiliates have substantial interests. The Company has agreed to pay to TSC as compensation for its services under the Consulting Agreement the sum of $30,000 per month from the date commencing nine months from December 11, 1996 (the date of the closing of the Company's initial public offering), which amount shall be increased annually by an amount equal to the percentage increase in the Consumer Price Index for New York, New York. Under the Consulting Agreement, TSC has agreed to perform, or assist the Company in, among other things (i) production of financial reports and other data for the Company's lenders and investors and as required under the Securities Act of 1933, as amended, and the Exchange Act,
(ii) assistance with the preparation of the Company's books and records, (iii) the maintenance of relationships with financial institutions participating in Company financings, (iv) the design and implementation of the Company's accounting systems, (v) the purchase, installation and implementation of computer hardware and software for the Company's accounting systems, (vi) the implementation of a cash management system, (vii) the establishment of regularized procedures for the accumulation of cash balances available for interest and other required debt service payments, (viii) the engagement of bookkeeping, accounting and other personnel necessary for the implementation of the Company's accounting systems and (ix) placement of financing. The Consulting Agreement also provides for Special Advisory Fees to be paid to TSC in the event of any financings or mergers and acquisitions, whether or not such transactions are originated by TSC, although such fees are subject to the approval of the Company's independent directors. The Company did not, however, make any such payment to SCMC or TSC in connection with the Company's initial public offering, the Acquisitions or the Private Placement. The Company has also agreed to reimburse TSC for all reasonable out-of-pocket disbursements incurred by TSC in connection with the performance of services under the Consulting Agreement and to indemnify TSC and its affiliates for losses, claims, damages or liabilities arising out of TSC's performance of its obligations under the Consulting Agreement. In February 1997, the Company advanced to SCMC the sum of $400,000 as an advance against the Special
Advisory Fee.

     Howard J. Tytel, a Director of the Company, is Of Counsel to the law firm of Baker & McKenzie, which is counsel in certain matters to the Company, SCMC, TSC and certain other affiliates of Mr. Sillerman, the Chairman of the Company. Baker & McKenzie compensates Mr. Tytel based upon the fees it receives for providing legal services to the Company and other clients introduced by Mr. Tytel. Mr. Tytel's primary employment is as an officer of SCMC.

       In January 1996, the Company entered into a month-to-month lease with TSC providing for a monthly rent of approximately $4,000, which lease was terminated in September 1996.

STOCKHOLDERS' AGREEMENT

       In March 1996, the Company entered into a stockholders' agreement with each of TSC, Robert M. Gutkowski, Arthur C. Kaminsky, Louis J. Oppenheim, Michael Trager and Michael Letis (the "Stockholders' Agreement"). The Stockholders' Agreement generally covers certain corporate governance matters. Pursuant to the Stockholders Agreement, TSC is entitled to nominate two directors to the Company's Board of Directors, Messrs. Kaminsky and Oppenheim are entitled to nominate two directors, Messrs. Trager and Letis are entitled to nominate two directors, and Mr. Gutkowski is entitled to nominate one director. Each of the stockholder parties to the Stockholders' Agreement (a "Stockholder") has agreed to vote all of the shares of Common Stock owned by such person for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such Stockholder).

       The Stockholders' Agreement will terminate upon the mutual consent of the parties to such agreement, when there is only one Stockholder bound thereby or March 21, 2004. In addition, the Stockholders' Agreement will terminate with respect to a Stockholder if he dies or a guardian is appointed to oversee his affairs or he holds less than 65% of the shares of Common Stock beneficially owned by him on December 11, 1996 (the date of the closing of the Company's initial public offering), provided that such Stockholder shall remain obligated to vote his shares of Common Stock in accordance with the terms of the Stockholders' Agreement.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Messrs. Gutkowski, Kaminsky, Letis, Oppenheim and Trager.

GENERAL

       The Company believes that transactions between the Company and its officers, directors and principal stockholders or affiliates thereof have been on terms no less favorable to the Company than could be obtained from independent third parties. The Company expects that all future transactions between the Company and its officers, directors and principal stockholders or affiliates thereof will be subject to the approval of the Company's independent directors.

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

       (a)     The following documents are filed as part of this report:

Exhibit
 No.    Description of Exhibit
 ---    ----------------------
3.1 Amended and Restated Certificate of Incorporation of The Marquee Group, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).

3.2 Amended and Restated By-Laws of The Marquee Group, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).


4.1* Warrant Agreement, dated as of December 5, 1996, among The Marquee Group, Inc., Continental Stock Transfer & Trust Company, Royce Investment Group, Inc. and Continental Broker-Dealer Corporation.

4.2* Unit Purchase Option, dated December 11, 1996, issued by The Marquee Group, Inc. to Royce Investment Group, Inc.

10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).

10.2 Employment Agreement, dated as of March 21, 1996, between The Marquee Group, Inc. and Robert M. Gutkowski (incorporated by reference to
        Exhibit 10.2 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).

10.3* Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Michael Trager.

10.4* Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Michael Letis.

10.5* Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Arthur Kaminsky.

10.6* Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Louis J. Oppenheim.

10.7 Shareholders' Agreement, dated as of March 21, 1996, by and among The Sillerman Companies, Inc., Robert M. Gutkowski, Arthur Kaminsky, Louis
        J. Oppenheim, Michael Trager, Michael Letis and The Marquee Group, Inc (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).

Exhibit
 No.    Description of Exhibit
---     ----------------------
10.8 Escrow Agreement, dated as of August 15, 1996, by and between The Marquee Group, Inc., Continental Stock Transfer & Trust Company, The Sillerman Companies, Inc., Robert M. Gutkowski, Arthur Kaminsky, Louis
        J. Oppenheim, Michael Trager and Michael Letis (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).

10.8A*  Amendment No. 1 to Escrow Agreement.

10.8B*  Amendment No. 2 to Escrow Agreement.

10.9 Financial Consulting Agreement, dated August 1, 1996, between The Marquee Group, Inc. and Sillerman Communications Management Corporation (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).


10.10* Amended and Restated Acquisition Agreement, dated as of March 21, 1996, by and among The Marquee Group, Inc., Athletes and Artists, Inc., Arthur C. Kaminsky, Louis J. Oppenheim, Robert M. Gutkowski and The Sillerman Companies, Inc.

10.11* Amended and Restated Acquisition Agreement, dated as of March 21, 1996, by and among The Marquee Group, Inc., Sports Marketing & Television International, Inc., Michael Trager, Michael Letis, Robert M.
        Gutkowski and The Sillerman Companies, Inc.

10.12 Marketing Agreement, dated as of July 29, 1994, by and between Sports Marketing & Television International, Inc. and Breeders' Cup Limited (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).+

10.13* Subscription Agreement, dated August 15, 1996, between The Marquee Group, Inc. and Robert Gutkowski. **

10.14 Promissory Note from The Marquee Group, Inc. to Robert M. Gutkowski (incorporated by reference to Exhibit 10.14 of Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).

10.15* Underwriting Agreement, dated December 5, 1997, between The Marquee Group, Inc. and Royce Investment Group, Inc.

21*     List of subsidiaries of the Registrant.

27*     Financial Data Schedule.

-----------------
*      Filed herewith.

** The Company has entered into substantially similar agreements with other parties.

+      Portions of this agreement are subject to confidential treatment.

       (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the last quarter of 1996.

                                           Signatures

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE MARQUEE GROUP, INC.


Dated: March 31, 1997
                                        /s/ Robert Gutkowski
                                   ------------------------------------------
                                   Name:   Robert Gutkowski
                                   Title:  President and Chief Executive
                                           Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                             TITLE                           DATE
            ----------                            -----                           ----
/s/ Robert Gutkowski             President, Chief Executive Officer and        March 31, 1997
-------------------------------     Director (principal executive officer)
   Robert M. Gutkowski

/s/ Robert F.X. Sillerman
 ------------------------------  Chairman                                      March 31, 1997
   Robert F.X. Sillerman

-------------------------------  Executive Vice President and Director         March __, 1997
    Arthur Kaminsky

/s/ Michael Letis                Executive Vice President and Director         March 27, 1997
------------------------------
    Michael Letis

------------------------------   Executive Vice President and Director         March __, 1997
    Louis J. Oppenheim

/s/ Michael Trager               Executive Vice President and Director         March 27, 1997
------------------------------
    Michael Trager

/s/ James E. Sileo               Chief Financial Officer (principal            March 31, 1997
------------------------------    financial and accounting officer)
   James E. Sileo

/s/ Howard J. Tytel
------------------------------   Director                                      March 31, 1997
   Howard J. Tytel

/s/ Arthur R. Barron             Director                                      March 27, 1997
------------------------------
    Arthur R. Barron

/s/ Myles W. Schumer
------------------------------   Director                                      March 27, 1997
    Myles W. Schumer

                                      - 27 -

                   The Marquee Group, Inc. and Subsidiaries

                       Consolidated Financial Statements

                Year ended December 31, 1996 and for the Period
                  from July 11, 1995 (Inception) to December
                                   31, 1995




                                                     CONTENTS


Report of Independent Auditors....................................................................... F-1

Consolidated Balance Sheets.......................................................................... F-2
Consolidated Statements of Operations................................................................ F-3
Consolidated Statements of Stockholders' Equity...................................................... F-4
Consolidated Statements of Cash Flows................................................................ F-5
Notes to Consolidated Financial Statements........................................................... F-7

                        Report of Independent Auditors

To the Stockholders of
   The Marquee Group, Inc.

We have audited the accompanying consolidated balance sheet of The Marquee Group, Inc. and Subsidiaries (the "Company"), as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and for the period from July 11, 1995 (Inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996 and for the period from July 11, 1995 (Inception) to December 31, 1995, in conformity with generally accepted accounting principles.

                                             /s/ Ernst & Young






February 14, 1997

                   The Marquee Group, Inc. and Subsidiaries

                          Consolidated Balance Sheet

                               December 31, 1996

ASSETS
Current assets:
   Cash and cash equivalents                                                            $    7,230,526
   Accounts receivable                                                                       1,295,894
   Due from related parties                                                                    138,699
   Due from Celebrity Golf Championship, LLC                                                   169,100
   Prepaid expenses and other current assets                                                   250,363
                                                                                     ----------------------
Total current assets                                                                         9,084,582

Property and equipment, net                                                                    218,604
Other assets                                                                                    57,612
                                                                                     ======================
Total assets                                                                            $    9,360,798
                                                                                     ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable and accrued liabilities                                             $      866,442
   Income taxes payable                                                                        268,250
   Distribution payable to stockholders                                                        382,311
   Acquisition indebtedness--current portion                                                   332,500
                                                                                     ----------------------
Total current liabilities                                                                    1,849,503

Loan payable to officer/stockholder                                                            121,615
Acquisition indebtedness--stockholders                                                       1,637,500
Deferred taxes                                                                                 343,000

Commitments

Stockholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued
   Common stock, $.01 par value; 25,000,000 shares authorized, 8,769,162 shares
     issued and outstanding                                                                     87,692
   Additional paid-in capital                                                                7,795,199
   Deferred compensation                                                                       (63,334)
   Accumulated deficit                                                                      (2,410,377)
                                                                                     ----------------------
                                                                                             5,409,180
                                                                                     ----------------------
Total liabilities and stockholders' equity                                              $    9,360,798
                                                                                     ======================

See accompanying notes.

                                     The Marquee Group, Inc. and Subsidiaries

                                       Consolidated Statements of Operations

                                                                                    FOR THE PERIOD FROM
                                                                                     JULY 11, 1995
                                                             YEAR ENDED              (INCEPTION) TO
                                                            DECEMBER 31                DECEMBER 31,
                                                                1996                        1995
                                                       -------------------------------------------------
Revenue:
   Commissions and fee income                             $   2,868,788            $            -
   Income from joint venture                                          -                         -
                                                       -------------------------------------------------
                                                              2,868,788                         -

Operating expenses                                            2,563,682                         -
General and administrative expenses                           2,259,760                         -
                                                       -------------------------------------------------
Loss from operations                                         (1,954,654)                        -

Interest expense, net                                           283,222                         -
Financing expense                                               192,501                         -
                                                       -------------------------------------------------
Loss before income taxes                                     (2,430,377)                        -

Income tax benefit                                               20,000                         -
                                                       =================================================
Net loss                                                   $ (2,410,377)           $            -
                                                       =================================================

Net loss per share                                       $       (1.03)            $            -
                                                       =================================================

Weighted average common stock
   and common stock equivalents outstanding                   2,346,717                  2,066,662
                                                       =================================================



See accompanying notes.





                                  The Marquee Group, Inc. and Subsidiaries

                              Consolidated Statements of Stockholders' Equity


                                     NUMBER OF       COMMON           ADDITIONAL       DEFERRED       ACCUMULATED
                                      SHARES          STOCK         PAID-IN CAPITAL   COMPENSATION      DEFICIT      TOTAL
                                     ------------------------------------------------------------------------------------------
Issuance of common stock - July 1995 1,938,462     $  19,385      $       595         $       -     $        -    $      19,980
                                     -----------------------------------------------------------------------------------------
Balance--December 31, 1995           1,938,462        19,385              595                 -              -           19,980
Issuance of common stock:
   Issuance to employee                 50,000           500          118,750           (118,750)            -              500
   Conversion of Debentures            666,662         6,667        1,993,333                 -              -        2,000,000
   Public offering, net of offering
    costs                            3,852,500        38,525       15,547,001                 -              -       15,585,526
   Acquisition of Subsidiaries       2,261,538        22,615        1,487,831                 -              -        1,510,446
Distribution to acquired companies'
 stockholders                                -             -      (10,970,000)                -              -      (10,970,000)
S corporation dividend of subsidiary         -             -         (382,311)                -              -         (382,311)
Amortization of deferred compensation        -             -                -             55,416             -           55,416
Net loss for the year ended
 December 31, 1996                           -             -                -                  -      (2,410,377)    (2,410,377)
                                     -------------------------------------------------------------------------------------------
Balance--December 31, 1996           8,769,162     $  87,692       $7,795,199         $  (63,334)    $(2,410,377) $   5,409,180
                                     ===========================================================================================

See accompanying notes.

                   The Marquee Group, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                                   FOR THE
                                                                                                 PERIOD FROM
                                                                                                JULY 11, 1995
                                                                           YEAR ENDED          (INCEPTION) TO
                                                                            DECEMBER              DECEMBER
                                                                            31, 1996              31, 1995
                                                                       -------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                  $   (2,410,377)      $            -
Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation                                                                  5,620                    -
     Non-cash compensation                                                        55,416                    -
     Deferred income taxes                                                       (40,000)
     Changes in operating assets and liabilities:
       Accounts receivable                                                       974,169                    -
       Due from related parties                                                  (67,810)                   -
       Prepaids and other current assets                                        (178,318)                   -
       Accounts payable and accrued liabilities                                 (192,630)                   -
       Income taxes payable                                                       20,250
                                                                       -------------------------------------------
Net cash used in operating activities                                         (1,833,680)                   -
                                                                       -------------------------------------------

INVESTING ACTIVITIES
Purchase of fixed assets                                                        (122,422)                   -
Other assets                                                                     (44,760)                   -
                                                                       -------------------------------------------
Net cash used in investing activities                                           (167,182)                   -
                                                                       -------------------------------------------

FINANCING ACTIVITIES
Proceeds from loans payable to related parties                                   766,718                    -
Repayments of loans payable to related parties                                  (200,000)                   -
Proceeds from private placement                                                1,554,897                    -
Issuance of common stock, net of offering costs                               15,586,026               19,980
Distribution to Subsidiary stockholders                                       (9,000,000)                   -
Cash acquired through acquisition of Subsidiaries                                503,767                    -
                                                                       -------------------------------------------
Net cash provided by financing activities                                      9,211,408               19,980
Increase in cash and cash equivalents                                          7,210,546               19,980
Cash and cash equivalents at beginning of year                                    19,980                    -
                                                                       ===========================================
Cash and cash equivalents at end of year                                  $    7,230,526       $       19,980
                                                                       ===========================================

                    The Marquee Group, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                                                                   FOR THE
                                                                                                 PERIOD FROM
                                                                                                JULY 11, 1995
                                                                            YEAR ENDED         (INCEPTION) TO
                                                                             DECEMBER             DECEMBER
                                                                             31, 1996             31, 1995
                                                                       -------------------------------------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Exchange of loans payable - related parties for debentures                $      445,103       $            -
                                                                       ===========================================
Conversion of debentures to common stock                                  $    2,000,000       $            -
                                                                       ===========================================
Issuance of acquisition indebtedness - stockholders                       $    1,970,000       $            -
                                                                       ===========================================
S Corporation dividend payable                                            $      382,311       $            -
                                                                       ===========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for :
   Income taxes                                                           $            -       $            -
                                                                       ===========================================
   Interest                                                               $      254,000       $            -
                                                                       ===========================================



See accompanying notes.

                   The Marquee Group, Inc. and Subsidiaries

                         Notes to Financial Statements

                               December 31, 1996


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION

The Marquee Group, Inc. (the "Company"), which began operations in 1996, was organized in the State of Delaware on July 11, 1995 for the purpose of providing comprehensive management, marketing, sales, consulting and production services to sports and entertainment-related businesses, events, athletes, broadcasters, journalists and executives,.

In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("Offering"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The SMTI stockholders received cash of $6,500,000 from the Offering, an additional $1,500,000 payable in five equal installments over five years and 1,292,307 shares of the Company's stock. The A&A stockholders received cash of $2,500,000 from the Offering, miscellaneous reimbursements of $80,000, an additional $1,000,000 payable in five equal installments over five years and 969,231 shares of the Company's common stock.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its Subsidiaries from and after December 12, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   The Marquee Group, Inc. and Subsidiaries

                   Notes to Financial Statements (continued)




1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Fee revenue from production services (television, broadcast and video) is recognized when the program is available for broadcast. Licensing, sponsorship and merchandise revenues are recognized for guaranteed amounts when contractual obligations thereunder are met (subsequent royalties are recorded when received). Fee revenue from advertising services is recognized in the month the advertisement is broadcast or printed. Consulting revenue is recognized as services are provided.

The Company recognizes representation commissions as income when they become due to the Company under terms of the Company's representation agreements with its clients. Generally, commissions are payable by clients upon their receipt of payments for performance of services or upon the delivery or use of material created by them. Commissions on profit or gross receipt participations are recorded upon determination of the amounts.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

INCOME TAXES

The Company accounts for income taxes using the liability method.

CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

                   The Marquee Group, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade accounts receivable.

At December 31, 1996, approximately 90% of the Company's cash and cash equivalents is invested with one financial institution.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's client base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Loan payable to officer stockholder: The carrying amount of the Company's borrowings under its long-term debt agreement approximates fair value.

Acquisition indebtedness - stockholders: The carrying amount of the Company's borrowings under its long-term debt agreement approximates fair value.

                   The Marquee Group, Inc. and Subsidiaries

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER SHARE

Net income (loss) per share is based upon net income (loss) divided by weighted average number of shares of common stock and common stock equivalents outstanding during the year. Shares of common stock placed in escrow upon completion of the public offering described in Note 6, which are common stock equivalents, have been excluded from the calculation of earnings per share. The shares of common stock issued upon the automatic conversion of the debentures (see Note 5) are considered outstanding for all periods presented.

Supplementary net loss per share would have been $(.83) for the year ended December 31, 1996 if the debentures had been converted at the beginning of the year. In addition, all shares have been adjusted to give effect to the stock split discussed in Note 4.

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:


      Furniture and fixtures                                                              $     118,172
      Leasehold improvements                                                                     79,413
      Vehicles                                                                                   26,639
                                                                                       -------------------
                                                                                                224,224
      Accumulated depreciation and amortization                                                   5,620
                                                                                       ===================
                                                                                          $     218,604
                                                                                       ===================

3. RELATED PARTY TRANSACTIONS

At December 31, 1996, the Company has a loan payable of $121,615 to an officer/stockholder which is due on January 1, 1998 with interest at 12% per annum.

The Company provided services as a subcontractor for SMTI aggregating $724,000, for the period from January 1, 1996 to December 12, 1996 (see Note 1), which are included in revenues in the accompanying consolidated statement of operations.

                   The Marquee Group, Inc. and Subsidiaries

4. STOCKHOLDERS' EQUITY

COMMON STOCK

On July 17, 1996, the Board of Directors and stockholders of the Company approved an increase in the authorized capitalization of the Company to 25,000,000 shares of common stock, par value $.01 per shares, and 5,000,000 shares of preferred stock, par value $.01 per share. Furthermore, in August 1996 the Board of Directors and stockholders of the Company approved a stock split whereby 999 shares of the 1,000 shares of common stock outstanding at that time were split on the basis of approximately 1,940-for-1 and the remaining one share of common stock outstanding at that time was split on the basis of 50,000-for-1. All share information in the financial statements has been restated to reflect such stock split.

5. PRIVATE PLACEMENT

In August 1996, the Company issued debentures (the "Debentures"), in the aggregate principal amount of $2,000,000, each Debenture consisted of $50,000 principal amount of 10% Convertible Debentures. Interest on the Debentures of $254,000 was calculated for the period from the final closing of the Private Placement to a date one year from the effective date of the Company's initial public offering. The Debentures were automatically converted into Units (see
Note 6) identical in all respects to those offered in the initial public offering at a rate of one Unit for each $3.00 principal amount of Debentures.

Stockholders of the Company and stockholders of the Subsidiaries purchased an aggregate of $750,000 principal amount of Debentures, of which $445,103 was in exchange for existing indebtedness of the Company to such stockholders. In addition, the Company repaid $125,000 to one of the officer/stockholders from the proceeds of the private placement.

                   The Marquee Group, Inc. and Subsidiaries

6. INITIAL PUBLIC OFFERING AND ACQUISITIONS

In December 1996, the Company closed on an initial public offering of 3,852,500 units (the "IPO Units"), each unit consisting of one share of common stock and one redeemable warrant, at a price of $5.00 per IPO Unit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, subject to adjustment, for a period up to five years from the date the common stock and warrants are separately transferable. The warrants are redeemable by the Company under certain circumstances at a redemption price of $.05 per warrant.

The Company also granted to the underwriters or their designees options (the "Unit Purchase Options") to purchase up to 335,000 units. The units purchaseable upon exercise of the Unit Purchase Options are identical to the units described above, except that the underlying warrants are redeemable only by the Company under limited circumstances. The Unit Purchase Options are exercisable during a three-year period commencing two years from the date of the public offering at an exercise price of $8.25, subject to adjustment in certain events.

Certain of the Company's stockholders and the stockholders of the Subsidiaries have placed an aggregate of 1,275,000 of their shares of common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual earnings levels or the common stock attaining certain price levels. All reserved shares remaining in escrow on March 31, 2000 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds or stock prices providing for the release of the escrow shares to the stockholders, the Company will recognize compensation expense at such time based on the fair market value of the shares.

The acquisition by merger of the Subsidiaries was accounted for as a consolidation at historical cost due to the significance of the equity interests in the Company to be held by the stockholders of the Subsidiaries following completion of the acquisitions. Accordingly, the acquired assets and liabilities of the Subsidiaries were recorded at their historical amounts. The capital stock of the Subsidiaries was included in additional paid-in capital. In addition, the cash paid to the Subsidiaries' stockholders was recorded as a dividend charged to additional paid-in capital.

                   The Marquee Group, Inc. and Subsidiaries

6.    INITIAL PUBLIC OFFERING AND ACQUISITIONS (CONTINUED)

SMTI was an S Corporation prior to the merger. The SMTI stockholders will receive a distribution of $382,000 which represents 40% of the taxable earnings of SMTI prior to the merger.

The following unaudited pro forma information presents the results of operations of the Company as though the aforementioned acquisitions and the completion of the initial public offering had occurred as of the beginning of 1996 and 1995.


                                                                                YEAR ENDED
                                                                                DECEMBER 31,
                                                                          1996                 1995
                                                                  --------------------- --------------------
                 Pro forma revenue                                     $15,184,589           $10,341,827
                                                                  ===================== ====================
                 Pro forma net income (loss)                            $ (913,005)           $  789,773
                                                                  ===================== ====================
                 Pro forma net income (loss) per share            $          (.12)        $         .10
                                                                  ===================== ====================
                 Pro forma weighted average shares                       7,494,162             7,494,162
                                                                  ===================== ====================

Included in the above unaudited pro forma information are the historical results of operations of SMTI and A&A for the years ended December 31, 1996 and 1995 as follows:


                                                                        YEAR ENDED DECEMBER 31, 1996
                                                                          SMTI                  A&A
                                                                  --------------------- --------------------
                 Revenues                                            $  9,193,000         $   4,103,000
                 Costs and expenses                                    (8,055,000)           (3,625,000)
                                                                  --------------------- --------------------
                 Income before income taxes                             1,138,000               478,000
                 Income tax provision                                    (112,000)             (229,000)
                                                                  --------------------- --------------------
                 Net income                                          $  1,026,000               249,000
                                                                  ===================== ====================

                   The Marquee Group, Inc. and Subsidiaries

6. INITIAL PUBLIC OFFERING AND ACQUISITIONS (CONTINUED)



                                                                        YEAR ENDED DECEMBER 31, 1995
                                                                          SMTI                  A&A
                                                                  --------------------- --------------------
                 Revenues                                             $ 6,495,000         $   3,846,000
                 Costs and expenses                                    (6,402,000)           (3,770,000)
                                                                  --------------------- --------------------
                 Income before income taxes                                93,000                76,000
                 Income tax provision                                     ( 9,000)              (77,000)
                                                                  --------------------- --------------------
                 Net income (loss)                                    $    84,000         $      (1,000)
                                                                  ===================== ====================

In addition, the pro forma information for the years ended December 31, 1996 and 1995, include adjustments for the following transactions, as if they had each occurred on January 1, 1995.

o The terms of new employment contracts with key executives of SMTI and A&A provide for salaries which are $1,345,000 less than their historical salaries for the year ended December 31, 1995 and the reduction of benefit expenses of $140,000 for the termination of the employee benefit plans. Pursuant to the acquisition agreements, the key executives of SMTI and A&A have reduced their salaries and committed to terminate the employee benefit plans for the year ended December 31, 1996 (therefore no pro forma adjustment is required); and

o At December 12, 1996, the public offering date, the status of SMTI as an S Corporation was terminated and accordingly, SMTI is subject to federal and local income taxes. The pro forma statement of operations reflect income taxes based upon the income of SMTI, as if SMTI had not been an S Corporation.

                   The Marquee Group, Inc. and Subsidiaries

7. INCOME TAXES

The income tax benefit for the year ended December 31, 1996 consists of:

       Current:
         Federal                                             $          -
         State and local                                          (20,000)
                                                       -----------------------
                                                             $    (20,000)
                                                       -----------------------
       Deferred:
         Federal                                                   30,000
         State and local                                           10,000
                                                       -----------------------
                                                             $     40,000
                                                       -----------------------
                                                             $     20,000
                                                       ========================

A reconciliation of the federal statutory tax rate to the actual effective rate for the year ended December 31, 1996 is as follows:


       Statutory rate                                            (34.0)%
       State and local income taxes, net of federal
         benefit                                                    .4
       Valuation allowance                                        31.8
       Permanent differences                                       1.0
                                                       =======================
                                                                   (.8)%
                                                       =======================


The net deferred tax liabilities is comprised of the following at December 31, 1996:

       Cumulative effect of change in tax accounting basis                      $   (343,000)
       Compensation expense deducted for tax purposes, not for financial
         reporting purposes                                                          (29,000)
       Net operating losses                                                        1,051,000
       Valuation allowance                                                        (1,022,000)
                                                                                 ===========
                                                                                 $  (343,000)
                                                                                 ===========


                   The Marquee Group, Inc. and Subsidiaries

8. STOCK OPTION PLAN

The Company's Board of Directors has adopted and the stockholders have approved the Company's 1996 Stock Option Plan (the "Plan"). The Plan provides for the grant, at the discretion of the Board of Directors, of (i) options that are intended to qualify as incentive stock options within the meaning of
Section 422A of the Internal Revenue Code to certain employees and consultants and (ii) options not intended to so qualify. The total number of shares of common stock for which options may be granted under the Plan is 500,000 shares. In October 1996, options to purchase an aggregate of 230,000 shares of common stock were granted under the Plan. Of such options, 100,000 were granted to 14 employees of the Company and have an exercise price of $5 per share, and 130,000 were granted to the Company's executive officers and directors and have an exercise price of $6.25 per share. The options vest in annual installments over the three to five year period commencing one year from the date of grant.

The Plan is administered by a Stock Option Committee (the "Committee") which is appointed by the Board of Directors. The Committee determines who among those eligible will be granted options, the time or times at which options will be granted, the terms of the options, including the exercise price, the number of shares subject to the options and the terms and conditions of exercise.

The Company has elected to follow Accounting Principles Board opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of options valuation models that were not developed for use in valuing employee stock options. The exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant and, therefore, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.45% to 6.18% and a volatility factor of the expected market price of the Company's common

                   The Marquee Group, Inc. and Subsidiaries

8. STOCK OPTION PLAN

stock of .718. The weighted-average expected life of the options is 3.6 years. Dividends are not expected in the future.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended December 31, 1996 is as follows:

          Pro forma net loss                           $  (2,453,995)
                                                ======================
          Pro forma net loss per share                  $      (1.05)
                                                ======================


The weighted average fair value of options granted during 1996 is $2.57. The exercise prices for options outstanding as of December 31, 1996 ranged from $6.25 to $5.00. The weighted average remaining contractual life of those options is 9.75 years. At December 31, 1996 none of the options are exercisable.

                   The Marquee Group, Inc. and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases which expire through 2008. These operating leases provide for basic annual rents plus escalation charges. The aggregate future minimum lease payments required under these leases are as follows:

                        1997                                          $     135,000
                        1998                                                404,000
                        1999                                                672,000
                        2000                                                696,000
                        2001                                                719,000
                        Thereafter                                        4,515,000
                                                                   ====================
                                                                         $7,141,000
                                                                   ====================

The Company also rents office space on a month-to-month basis. Rent expense amounted to $45,000 for the year ended December 31, 1996.

During March 1996, the Company entered into a five-year employment agreement with a key executive that provides for an annual base salary plus bonus aggregating $475,000. During December 1996 the Company entered into five-year employment agreements with four key executives that provide for an annual base salaries aggregating $1,075,000.

During May 1996, the Company entered into a three-year employment agreement with a key executive that provides for an annual base salary ranging from $250,000 to $350,000. Upon entering into the employment agreement, the Company issued one share of common stock to this employee. Furthermore, the Company agreed that prior to the public offering the employee's one share would be converted into 50,000 shares of common stock, contingent upon the employee remaining with the Company for fifteen months. The Company will recognize non-cash compensation expense of $118,750 over the vesting period. The Company recognized non-cash compensation expense of $55,416 in 1996, which is included in general and administrative expense in the accompanying consolidated statement of operations.

During August 1996, the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation, which is controlled by Robert F.X. Sillerman, the Chairman of the Company and the controlling stockholder of The Sillerman Companies, Inc., a principal stockholder of the Company, that provides for a monthly fee of $30,000 commencing nine months

                   The Marquee Group, Inc. and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

from the closing of the public offering. The monthly fee shall be increased annually by the percentage increase in the consumer price index.

The Company is subject to certain legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of management, settlement of these actions, when ultimately concluded, will not have a material adverse effect on the results of operations, cash flows or the financial condition of the Company.

10. INVESTMENT IN JOINT VENTURE

SMTI and NBC formed a limited liability corporation, Celebrity Golf Championship, LLC ("CGC") the purpose of which is to conduct the annual golfing tournament currently known as The Celebrity Golf Championship. Earnings are allocated 75% to NBC and 25% to SMTI in accordance with the LLC agreement. All profits from CGC are distributed.

Condensed financial information of CGC at December 31, 1996 is as follows:

                 Cash                                                                   $    169,100
                                                                                        ============
                 Due to SMTI                                                            $   (169,100)
                                                                                        ============

                                                                        YEAR ENDED DECEMBER 31, 1995
                                                                          1996                 1995
                                                                  --------------------- --------------------

                 Revenues                                           $     2,743,700       $     2,875,600
                 Costs and expenses                                      (2,067,400)           (1,928,300)
                                                                  --------------------- --------------------
                 Net income                                         $       676,300       $       947,300
                                                                  ===================== ====================
