Form 10QSB
period 1997-03-31
MARQUEE GROUP INC
filed 1997-05-15
CIK 1019072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB



(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-21711


                                 The Marquee Group, Inc.
                                 -----------------------
            (Exact name of small business issues as specified in its charter)

        Delaware                                                 13-3878295
        -------------------------------------------------------------------
(Sate of other jurisdiction of incorporation                 (I.R.S. Employer
       or organization)                                     Identification No.)


   888 Seventh Avenue, New York, NY                                     10019
   --------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code             212-977-0300
                                                                 ------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]


At April 30, 1997, there were 8,769,162 shares outstanding of the registrant's common stock, par value $.01 per share.

                                 THE MARQUEE GROUP, INC.

                                    TABLE OF CONTENTS

<CONTENTS>

                                                                             PAGE NO.
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at
                  March 31, 1997 (unaudited) and December 31, 1996                  3

            Condensed Consolidated Statements of Operations for the Three
                  Months Ended March 31, 1997 and 1996 (unaudited)                  4

            Condensed Consolidated Statements of Stockholders'
                  Equity for the Year Ended December 31, 1996 and
                  Three Months Ended March 31, 1997 (unaudited)                     5

            Condensed Consolidated Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996 (unaudited)            6

            Notes to Condensed Consolidated Financial Statements                    7

Item 2.     Management's Discussion and Analysis or Plan of Operation               8-9

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                        10


                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                       MARCH 31, 1997   DECEMBER 31, 1996
                                        (UNAUDITED)
                                        -----------     ------------------
ASSETS
Current assets:
   Cash and cash equivalents            $     5,285,934  $      7,230,526
   Accounts receivable                        1,344,426         1,295,894
   Due from related parties                      75,250           138,699
   Due from Celebrity Golf
     Championship, LLC                              --            169,100
   Prepaid expenses and other
     current assets                             691,750           250,363
                                             ----------      ------------
Total current assets                          7,397,360         9,084,582
Property and equipment, net                     506,109           218,604
Deferred Advisory Costs                         400,000               --
Other assets                                    157,812            57,612
                                        ---------------   ---------------
Total assets                            $     8,461,281   $     9,360,798
                                        ===============   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued
     liabilities                        $     1,035,668   $     1,134,692
   Distribution payable to
     stockholders                               382,311           382,311
   Acquisition indebtedness -
     current portion                            332,500           332,500
                                        ---------------   ---------------
Total current liabilities                     1,750,479         1,849,503
Loan payable to officer/stockholder             121,615           121,615
Acquisition indebtedness-stockholders         1,637,500         1,637,500
Other liabilities                               427,750           343,000
Commitments
Stockholders' equity:
   Preferred stock, $.01 par value;
      5,000,000 shares authorized, no
      shares issued
  Common stock, $.01 par value;
      25,000,000 shares authorized,
      8,769,162 shares issued and
      outstanding                                87,692            87,692
Additional paid-in capital                    7,664,071         7,795,199
Deferred compensation                           (39,586)          (63,334)
Accumulated deficit                          (3,188,240)       (2,410,377)
                                         --------------    --------------
                                              4,523,937         5,409,180
                                         --------------    --------------
Total liabilities and stockholders'
  equity                                 $    8,461,281    $     9,360,798
                                         ==============    ==============


                                  SEE ACCOMPANYING NOTES

                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH, 31
                                                  ----------------------------
                                                1997                       1996
                                                ----                       ----
REVENUE
   Commissions and fee income              $  1,978,407               $       ---

Operating expenses                              943,156                       ---
General and administrative expenses           1,819,884                    244,846
                                            ------------               ------------
Loss from operations                           (784,633)                  (244,846)
Interest income,  net                             6,770                       ---
                                            ------------               -------------
Net loss                                       (777,863)                  (244,846)
                                            ------------               -------------
Net loss per share                          $      (.09)               $      (.03)
                                            ============               =============
Weighted average common stock and
   common stock equivalents outstanding       8,811,662                  7,494,162
                                            ============               =============
























                                  SEE ACCOMPANYING NOTES

                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     NUMBER OF   COMMON      ADDITIONAL      DEFERRED   ACCUMULATED
                                                      SHARES     STOCK    PAID-IN CAPITAL  COMPENSATION   DEFICIT     TOTAL
                                                      ------     ------   ---------------  ------------   -------     -----
Balance - December 31, 1995                          1,938,462    $19,385             $595 $        --    $     --   $     19,980

   Issuance of common stock:

   Issuance to employee                                 50,000        500          118,750     (118,750)        --            500

   Conversion of Debentures                            666,662      6,667        1,993,333          --          --      2,000,000

   Public offering, net of offering costs            3,852,500     38,525       15,547,001          --          --     15,585,526

   Acquisition of Subsidiaries                       2,261,538     22,615        1,487,831          --          --      1,510,446

   Distribution to acquired companies'
     stockholders                                          --         --       (10,970,000)          --         --    (10,970,000)

   S corporation dividend of subsidiary                    --         --          (382,311)          --          --      (382,311)

   Amortization of deferred compensation                   --         --               --         55,416         --        55,416

   Net loss for the year ended
      December 31, 1996                                    --         --               --            --    (2,410,377) (2,410,377)
                                                     ----------   --------      -----------     --------  ------------ -----------

Balance - December 31, 1996                           8,769,162     87,692        7,795,199      (63,334)  (2,410,377)  5,409,180

   Offering Costs                                          --         --           (131,128)         --          --      (131,128)

   Amortization of deferred Compensation                   --         --                --        23,748         --        23,748

   Net loss for the quarter ended
     March 31, 1997                                                                                          (777,863)   (777,863)
                                                     ----------   --------      -----------     --------  ------------ -----------

Balance March 31, 1997                                8,769,162  $  87,692      $  7,664,071   $ (39,586) $(3,188,240) $ 4,523,937
                                                     ----------   --------      -----------     --------  ------------ -----------




                                  SEE ACCOMPANYING NOTES

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                      MARCH 31, 1997         MARCH 31, 1996
                                                   ------------------     ------------------
Net cash used in operating activities              $     (1,714,881)      $       (194,027)
Net cash used in investing activities -
  purchase of fixed assets                                 (295,661)                    --
Financing activities
   Proceeds of loans payable to related parties              65,950                225,000
   Issuance of common stock                                      --                    500
                                                  ------------------    -------------------
Net cash provided from financing activities                  65,950                245,480
                                                  ------------------    -------------------
Increase (decrease) in cash and cash equivalents         (1,944,592)                31,453
Cash and cash equivalents - beginning of period           7,230,526                    --
Cash and cash equivalents - end of period         $       5,285,934     $           31,453
                                                   ================     ====================



























                                  SEE ACCOMPANYING NOTES

                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                              NOTES TO FINANCIAL STATEMENTS
                                       (UNAUDITED)


1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

      The Marquee Group, Inc. (the "Company"), which began operations in 1996, was organized in the State of Delaware on July 11, 1995 for the purpose of providing comprehensive management, marketing, sales, consulting and production services to sports and entertainment-related businesses, events, athletes, broadcasters, journalists and executives.

      In furtherance of its business strategy, on December 12, 1996, the company acquired by merger, concurrently with the closing of its initial public offering ("Offering"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. Accordingly, the accompanying consolidated financial statements include the accounts of the Company and its Subsidiaries from and after December 12, 1996.

      ACCOUNTING POLICIES:

      The interim condensed consolidated financial statements of The Marquee Group, Inc. are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Due to the seasonal nature of the business activities of the Company operating revenues and net earnings for any interim period are not necessarily indicative of results that may be expected for the entire year.

      These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is based upon net income (loss) divided by weighted average number of shares of common stock and common stock equivalents outstanding during the year. Shares of common stock placed in escrow upon completion of the public offering, which are common stock equivalents, have been excluded from the calculation of earnings per share.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In February 1997, the Financial Accounting Standards Board issued statement No. 128, "Earnings Per Share", which is required to be adopted in December 31, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The impact of statement No. 128 on primary earnings per share is not expected to be material. The Company has not yet determined what the impact of Statement No. 128 will be on the calculation of fully diluted earnings per share.

2.    RELATED PARTY TRANSACTIONS:

      In February 1997, the Company paid to Sillerman Communications Management Corporation , a company controlled by Robert F.X. Sillerman, the Chairman of the Company, the sum of $400,000 as an advance against investment advisory services to be provided in connection with certain identified acquisition opportunities.

3.    CONTINGENCIES:

      The Company is subject to certain legal proceedings and claims, which have arisen, in the ordinary course of its business. In the opinion of management, settlement of these actions, when ultimately concluded, will not have a material adverse effect on the results of operations, cash flows or the financial condition of the Company.

4.    INCOME TAXES:

      The Company has not recognized the tax benefit of its net operating loss as realization of this benefit is not reasonably assured.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS - PERIOD ENDED MARCH 31, 1997 COMPARED TO PERIOD ENDED MARCH 31, 1996

The Marquee Group, Inc. (the "Company") commenced operations in January 1996 when its activities consisted principally of negotiating the agreements relating to the acquisition of Athletes and Artists, Inc. ("A&A Acquisition") and the acquisition of Sports Marketing and Television International Inc. (the "SMTI Acquisition" and together with the A&A Acquisition, the "Acquisitions") and engaging in limited sports marketing, production and consulting activities. The Company's consolidated financial statements are not directly comparable for the three months ended March 31, 1997 to the three months ended March 31, 1996 due to the occurrence of the Acquisitions in the fourth quarter of 1996.

For the period ended March 31, 1997, the Company generated revenue of approximately $1,978,000. The principal sources of such revenue were fees generated through the Company's consulting activities, production revenue for the Breeder's Cup and commissions earned from talent representation. Revenues were also derived from the Company's production of boxing programs broadcast on ESPN.

The Company's operating expenses for the period ended March 31, 1997 were approximately $943,000 and principally consisted of production expenses for ESPN boxing and the Breeder's Cup, and salary and commissions attributable to talent representation.

General and administrative expenses were approximately $1,820,000 in the 1997 quarter compared to $245,000 for the same period in 1996. This increase is primarily the result of the Acquisitions which increased expenses by $898,000. Also contributing to the higher costs were increased salary related and occupancy costs required to support the substantial increase in business operations in the 1997 period.

The Company's net loss for the period ended March 31, 1997 was approximately $778,000 compared to a loss of $245,000 for the same period in 1996, due to the factors discussed above. The Company did not recognize a tax benefit on this loss, as realization of a benefit is not reasonably assured.

The following unaudited proforma condensed combined statement of operations for the period ended March 31, 1996 presents the operations of the Company as though the Acquisitions and the Company's initial public offering had occurred on January 1, 1996.


                                                Pro Forma for the Period Ended
                                                          March 31, 1996
                                                -------------------------------
Revenue                                                      $1,520,433
Operating Expenses                                              953,967
General & Administrative Expenses                             1,135,102
                                                            -----------
Operating income (loss)                                     (   568,636)
Interest income, net                                              3,025
                                                            ------------
Income before taxes                                         (   565,611)
Income tax (provision) benefit                              (    69,570)
                                                            -------------
Net income (loss)                                           $(  635,181)
                                                            ============

The Company had revenues of approximately $1,978,000 for the period ended March 31, 1997 an increase of $458,000 or 30.1% over pro forma revenues for the period ended March 31, 1996. The increase is principally related to production revenue associated with the ESPN boxing contract, increased Breeder's Cup production revenue, and other consulting revenues. This increase is offset by reductions in consulting fees of $276,000 related to the loss of a consulting agreement.

Total operating expenses for the period ended March 31, 1997 were approximately $943,000 as compared to $954,000, a decrease of $11,000 on a pro forma basis for the same period in 1996. The decrease is primarily due to reduced production costs associated with the loss of a consulting agreement and decreased salary and commission expenses directly attributable to media and athlete fee income offset by expenses associated with ESPN boxing production of $312,000.

RESULTS OF OPERATIONS - PERIOD ENDED MARCH 31, 1997 COMPARED TO PERIOD ENDED MARCH 31, 1996

General and Administrative expenses increased from $1,135,000 for the period ended March 31, 1996 (pro forma) to $1,820,000 for the same period in 1997, an increase of $5,647,000. The increase is principally attributable to salary and occupancy related costs which are required to support the substantial increase in business operations in 1997.

For the period ended March 31, 1997 the Company's net loss was $778,000 compared to a pro forma net loss of $565,000 for the same period in 1996.

Certain existing stockholders deposited an aggregate of 1,275,000 shares of common stock into escrow (the "Escrow Shares"). The Escrow Shares are not assignable or transferable. The Company contemplates that the release of the Escrow Shares to officers, directors, employees and consultants of the Company, should it occur, will result in a substantial non-cash compensation charge to operations, based on the then fair market value of the shares. Such charge could substantially increase the Company's loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which such shares are or become probable of being released from escrow. The amount of compensation expense recognized by the Company will not affect the Company's total stockholders' equity or cash position.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of working capital have been net proceeds of approximately $1,363,000 from the private placement, which was completed in August 1996, advances by shareholders aggregating $767,000 and net proceeds of approximately $15,586,000 from the Company's initial public offering, which was completed in December 1996. At March 31, 1997, the Company had working capital of approximately $5,647,000. The Company anticipates that its working capital together with cash flow expected to be generated from operations will be sufficient to fund its operations through the end of the 1997 calendar year.

Of the net proceeds of approximately $15,586,000, which the Company received from its initial public offering, $9,000,000 was paid to the stockholders of SMTI and A&A. In addition, the Company has agreed to pay such stockholders installment payments aggregating $2,500,000 over the four-year period commencing April 1, 1997. On April 1, 1997, the Company made the first installment payment of $500,000 to its shareholders. Further, the agreement relating to the SMTI Acquisition provided that, SMTI is to distribute to its shareholders, by means of a dividend, an amount equal to 40% of the accumulated adjustments account of SMTI. It is contemplated that a distribution of approximately $382,000 will be paid in the third quarter of 1997. In connection with the conversion of the Debentures issued in the Company's private placement into Units upon the closing of the Company's initial public offering in December 1996, the Company paid interest of approximately $254,000. In connection with the Acquisitions, the Company entered into five-year employment agreements with the stockholders of A&A and SMTI, which employment agreements provide for annual salaries aggregating $1,075,000.

In October 1996, the Company entered into a lease for new facilities, which requires initial annual rent of $537,000 commencing nine months after occupancy, subject to certain increases. The Company intends to incur capital expenditures of approximately $700,000 to furnish its new office space, complete leasehold improvements and install television edit facilities.

The Company has entered into employment agreements with five officers that provide for annual compensation aggregating $1,550,000 per year. In August 1996 the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation ("SCMC"), a company controlled by Robert F.X. Sillerman, the Chairman of the Company. The consulting agreement provides for the payment by the Company of a monthly fee of $30,000, commencing in September 1997 for regular periodic financial consulting services. Such monthly fee will increase annually by the percentage increase in the Consumer Price Index. If SCMC performs advisory services in the nature of investment banking services, it is entitled to a fee (a "Special Advisory Fee") for such services, the exact amount of which will be negotiated between the parties to the consulting agreement. In February 1997, the Company advanced to SCMC the sum of $400,000 as an advance against a special advisory fee. In March 1997, SCMC assigned its rights, obligations and duties under the consulting agreement to The Sillerman Companies, Inc.

                               PART II - OTHER INFORMATION



ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

    3.1                 Amended and Restated Certificate of Incorporation of The Marquee
                        Group, Inc. (incorporated by reference to Exhibit 3.1 to the
                        Annual Report on Form 10-KSB for the year ended December 31, 1996).

    3.2                 Amended and Restated By-Laws of The Marquee Group, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the
                        Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).

    4.1                 Warrant Agreement, dated as December 5, 1996, among The
                        Marquee Group, Inc., Continental Stock Transfer & Trust
                        Company, Royce Investment Group, Inc. and Continental
                        Broker-Dealer Corporation (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB for the year ended December 31, 1996).

    4.2                 Unit Purchase Option, dated December 11, 1996, issued by The Marquee
                        Group, Inc. to Royce Investment Group, Inc. (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB for
                        the year ended December 31, 1996).

   10.16                Agreement dated as of November 26, 1996 between The Marquee
                        Group, Inc. and Unlimited Paramount Network

   27                   Financial Data Schedule

            (b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                        SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Marquee Group, Inc.




/s/ Robert M. Gutkowski
------------------------
Robert M. Gutkowski                               May 15, 1997
President, Chief Executive Officer                ---------------
 and Director                                     Date



/s/ Donna Coleman
------------------------                          May 15, 1997
Donna Coleman                                     ----------------
Chief Financial Officer                           Date