Form 10QSB/A
period 1997-03-31
MARQUEE GROUP INC
filed 1997-07-18
CIK 1019072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-21711


                            The Marquee Group, Inc.
                            -----------------------
       (Exact name of small business issues as specified in its charter)

               Delaware                                         13-3878295
-------------------------------------------------------------------------------
(Sate of other jurisdiction of incorporation                 (I.R.S. Employer
            or organization)                                Identification No.)


   888 Seventh Avenue, New York, NY                                10019
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

  Registrant's telephone number, including area code             212-728-2000
                                                                 ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]   No [ ]

At July 16, 1997, there were 8,769,162 shares outstanding of the registrant's common stock, par value $.01 per share.

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
                                         ==============    ==============


                                  SEE ACCOMPANYING NOTES

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED MARCH, 31
                                            ----------------------------
                                                1997            1996
                                                ----            ----
REVENUE
   Commissions and fee income                $1,978,407      $     ---

Operating expenses                              943,156            ---
General and administrative expenses           1,819,884         244,846
                                             ----------      ----------
Loss from operations                           (784,633)       (244,846)
Interest income,  net                             6,770            ---
                                             ----------      ----------
Net loss                                       (777,863)       (244,846)
                                             ----------      ----------
Net loss per share                           $     (.10)     $     (.12)
                                             ==========      ==========
Weighted average common stock and
   common stock equivalents outstanding       7,494,162       2,066,662
                                             ==========      ==========

                             SEE ACCOMPANYING NOTES

                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     NUMBER OF   COMMON      ADDITIONAL      DEFERRED   ACCUMULATED
                                                      SHARES     STOCK    PAID-IN CAPITAL  COMPENSATION   DEFICIT     TOTAL
                                                      ------     ------   ---------------  ------------   -------     -----
Balance - December 31, 1995                          1,938,462    $19,385             $595 $        --    $     --   $     19,980

   Issuance of common stock:

   Issuance to employee                                 50,000        500          118,750     (118,750)        --            500

   Conversion of Debentures                            666,662      6,667        1,993,333          --          --      2,000,000

   Public offering, net of offering costs            3,852,500     38,525       15,547,001          --          --     15,585,526

   Acquisition of Subsidiaries                       2,261,538     22,615        1,487,831          --          --      1,510,446

   Distribution to acquired companies'
     stockholders                                          --         --       (10,970,000)          --         --    (10,970,000)

   S corporation dividend of subsidiary                    --         --          (382,311)          --          --      (382,311)

   Amortization of deferred compensation                   --         --               --         55,416         --        55,416

   Net loss for the year ended
      December 31, 1996                                    --         --               --            --    (2,410,377) (2,410,377)
                                                     ----------   --------      -----------     --------  ------------ -----------

Balance - December 31, 1996                           8,769,162     87,692        7,795,199      (63,334)  (2,410,377)  5,409,180

   Offering costs                                          --         --           (131,128)         --          --      (131,128)

   Amortization of deferred Compensation                   --         --                --        23,748         --        23,748

   Net loss for the three months ended
     March 31, 1997                                                                                          (777,863)   (777,863)
                                                     ----------   --------      -----------     --------  ------------ -----------

Balance March 31, 1997 (unaudited)                    8,769,162  $  87,692      $  7,664,071   $ (39,586) $(3,188,240) $ 4,523,937
                                                     ----------   --------      -----------     --------  ------------ -----------




                                  SEE ACCOMPANYING NOTES

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                  MARCH 31, 1997    MARCH 31, 1996
                                                  --------------    --------------
Net cash used in operating activities              $(1,087,553)       $(194,027)
Net cash used in investing activities -
  Purchase of fixed assets                            (295,661)              --
  Other assets                                        (100,200)              --
Financing activities
   Proceeds of loans payable to related parties         69,950          225,000
   Issuance of common stock, net of
     offering costs                                   (131,128)             500
   Deferred advisory costs                            (400,000)              --
                                                  ------------        ---------
Net cash provided from (used in) financing
  activities                                          (461,178)         225,500
                                                  ------------        ---------
Increase (decrease) in cash and cash equivalents    (1,944,592)          31,473
Cash and cash equivalents - beginning of period      7,230,524           19,980
Cash and cash equivalents - end of period         $  5,285,934        $  51,453
                                                  ============        =========

                             SEE ACCOMPANYING NOTES

                         THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (UNAUDITED)


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

      In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("Offering"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. Accordingly, the accompanying consolidated financial statements include the accounts of its subsidiaries from December 12, 1996.

      ACCOUNTING POLICIES:

      The interim condensed consolidated financial statements of The Marquee Group, Inc. are unaudited. It is the opinion of the Company's management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Interim period results are not necessarily indicative of results that may be expected for the entire year.

      These statements should be read in conjunction with the consolidated financial statements and related notes, which appear in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

      NET INCOME (LOSS) PER SHARE

      Net income (loss) per share is based upon net income (loss) divided by weighted average number of shares of common stock outstanding during the year. Shares of common stock placed in escrow upon completion of the public offering, which are common stock equivalents, have been excluded from the calculation of earnings per share.

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


                                                  The Marquee Group, Inc.

July   , 1997                                     /s/ Jan E. Chason
---------------                                   ----------------------------
Date                                              Jan E. Chason
                                                  Chief Financial Officer and
                                                  Treasurer