Form 10QSB
period 1997-06-30
MARQUEE GROUP INC
filed 1997-08-14
CIK 1019072

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------

                                 FORM 10-QSB

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM          TO

COMMISSION FILE NUMBER 0-21711

                           THE MARQUEE GROUP, INC.
      (Exact name of small business issues as specified in its charter)

                         DELAWARE                                                    13-3878295
 (State of other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

            888 SEVENTH AVENUE, NEW YORK, NY                                          10019
        (Address of principal executive offices)                                   (Zip Code)

                                 212-977-0300
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days. Yes   [X]   No   [ ]

At August 11, 1997, there were 8,769,162 shares outstanding of the registrant's common stock, par value $.01 per share.

Transitional Small Business Disclosure Format. Yes   [ ]   No   [X]

                           THE MARQUEE GROUP, INC.
                              TABLE OF CONTENTS

                                                                                               PAGE NO.
                                                                                            ------------
PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets at June 30, 1997 (unaudited) and
             December 31, 1996 .............................................................      3

            Condensed Consolidated Statements of Operations for the Three and
             Six Months Ended June 30, 1997 and 1996 (unaudited) ...........................      4

            Condensed Consolidated Statements of Stockholders' Equity for the Six Months
             Ended June 30, 1997 (unaudited) ...............................................      5

            Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended June 30, 1997 and 1996 (unaudited) ......................................      6

            Notes to Condensed Consolidated Financial Statements ...........................      7

Item 2.     Management's Discussion and Analysis or Plan of Operation ......................      9

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Securities Holders ..........................      15

Item 6.     Exhibits and Reports on Form 8-K................................................      15

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,     DECEMBER 31,
                                                                     1997           1996
                                                                ------------- --------------
                                                                  (UNAUDITED)      (NOTE)
ASSETS
Curent assets:
 Cash and cash equivalents......................................  $   688,005   $ 7,230,526
 Accounts receivable, net.......................................    2,902,001     1,295,894
 Due from related parties.......................................      245,573       138,699
 Due from Celebrity Golf Championship, Inc. ....................           --       169,100
 Prepaid expenses and other current assets......................      281,707       250,363
                                                                ------------- --------------
Total current assets............................................    4,117,286     9,084,582
Property and equipment, net.....................................    1,449,324       218,604
Loan receivable--non-current....................................      335,112            --
Deposits and other costs related to pending acquisitions and
 tender offer...................................................    2,045,000            --
Other assets ...................................................      757,612        57,612
                                                                ------------- --------------
                                                                  $ 8,704,334   $ 9,360,798
                                                                ============= ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses..........................  $ 1,863,095   $ 1,134,692
 Distribution payable to certain stockholders...................      382,311       382,311
 Loan payable to officer/stockholder............................      121,615            --
 Acquisition indebtedness--current portion......................      332,500       332,500
                                                                ------------- --------------
Total current liabilities.......................................    2,699,521     1,849,503
Loan payable to officer/stockholder.............................           --       121,615
Acquisition indebtedness--stockholders..........................    1,137,500     1,637,500
Deferred taxes..................................................      422,739       343,000
Stockholders' equity:
 Preferred stock, $.01 par value; 5,000,000 shares authorized,
  no shares issued .............................................           --            --
 Common stock, $.01 par value; 25,000,000 shares authorized,
  8,769,162 shares issued and outstanding ......................       87,692        87,692
 Additional paid-in capital.....................................    7,664,071     7,795,199
 Deferred compensation..........................................      (15,838)      (63,334)
 Accumulated deficit............................................   (3,291,351)   (2,410,377)
                                                                ------------- --------------
                                                                    4,444,574     5,409,180
                                                                ------------- --------------
Total liabilities and stockholders' equity......................  $ 8,704,334   $ 9,360,798
                                                                ============= ==============

------------
Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                   JUNE 30,                   JUNE 30,
                                         -------------------------- --------------------------
                                              1997         1996          1997         1996
                                         ------------ ------------- ------------ -------------
Revenues.................................  $4,195,680   $  800,895    $6,174,087   $  800,895
Operating expenses.......................   1,957,576      666,796     2,900,732      666,796
General and administrative expenses .....   2,332,627      462,754     4,152,511      707,600
                                         ------------ ------------- ------------ -------------
Loss from operations.....................     (94,523)    (328,655)     (879,156)    (573,501)
Interest expense, net....................       8,588           --         1,818           --
                                         ------------ ------------- ------------ -------------
Net loss.................................  $ (103,111)  $  (328,655)  $ (880,974)  $  (573,501)
                                         ============ ============= ============ =============
Net loss per share.......................  $     (.01)  $     (.16)   $     (.12)  $     (.28)
                                         ============ ============= ============ =============
Weighted average comon stock
 outstanding.............................   7,494,162    2,066,662     7,494,162    2,066,662

See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                     TOTAL
                            NUMBER OF   COMMON     ADDITIONAL       DEFERRED      ACCUMULATED    STOCKHOLDERS'
                             SHARES      STOCK   PAID-IN CAPITAL  COMPENSATION      DEFICIT         EQUITY
                          ----------- --------- --------------- -------------- --------------- ---------------
Balance--December 31,
 1996.....................  8,769,162   $87,692    $7,795,199       $(63,334)     $ (2,410,377)   $5,409,180
IPO offering costs........         --        --      (131,128)            --               --       (131,128)
Amortization of deferred
 compensation.............         --        --            --         47,496               --         47,496
Net loss for period.......         --        --            --             --         (880,974)      (880,974)
                          ----------- --------- --------------- -------------- --------------- ---------------
Balance--June 30, 1997 ...  8,769,162   $87,692    $7,664,071       $(15,838)     $ (3,291,351)   $4,444,574
                          =========== ========= =============== ============== =============== ===============

See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                 ---------------------------
                                                                       1997          1996
                                                                 -------------- ------------
NET CASH USED IN OPERATING ACTIVITIES............................  $(1,492,637)   $(503,001)
INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements, net of
  landlord contribution..........................................   (1,249,556)          --
 Employee loan...................................................     (424,200)          --
 Deposits and other costs related to acquisitions................   (1,550,000)          --
 Security deposits ..............................................     (700,000)          --
                                                                 -------------- ------------
Net cash used in investing activities............................   (3,923,756)          --
FINANCING ACTIVITIES
 Costs related to IPO............................................     (131,128)          --
 Costs related to Tender Offer...................................     (495,000)          --
 Payment of acquisition indebtedness.............................     (500,000)          --
 Proceeds from loans payable to related parties..................           --      587,000
                                                                 -------------- ------------
Net cash provided by financing activities........................   (1,126,128)     587,000
                                                                 -------------- ------------
Net increase in cash.............................................   (6,542,521)      83,999
Cash at beginning of period......................................    7,230,526       19,980
                                                                 -------------- ------------
Cash at end of period............................................  $   688,005    $ 103,979
                                                                 ============== ============


See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in The Marquee Group, Inc. (the "Company") annual report on Form 10-KSB for the year ended December 31, 1996.

   The Company, which began operations in 1996, was incorporated in the State of Delaware on July 11, 1995 for the purpose of providing integrated event management, televised production, marketing, talent representation and consulting services in the sports, news and other entertainment industries.

   In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as the "Recent Acquisitions". Accordingly, the accompanying condensed consolidated financial statements include the accounts of the Company and from December 12, 1996 the Recent Acquisitions. All significant intercompany transactions and accounts have been eliminated.

NOTE 2 -- PENDING ACQUISITIONS

   In June and July 1997, the Company entered into agreements (the "ProServ Acquisition Agreements") to acquire approximately 94% of ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ") and is currently negotiating to acquire the remaining minority interests in ProServ (the "ProServ Acquisition"). If the Company is unable to acquire the remaining minority interests in ProServ on satisfactory terms, the Company intends to obtain full ownership of ProServ through a statutory merger. ProServ is an established provider of international sports event management, television production, marketing, talent representation and consulting services. The aggregate purchase price pursuant to the ProServ Acquisition Agreements consists of approximately $10.1 million in cash and 225,000 shares of common stock (the "Common Stock") of the Company. The Company anticipates purchasing the remaining minority interests for approximately $600,000. In connection with the acquisition of ProServ the Company has deposited $1.5 million of the purchase price in escrow.

   The Company has also entered into an agreement pursuant to which Marquee Music, Inc. ("Marquee Music"), a wholly-owned subsidiary of the Company, will acquire the assets of QBQ Entertainment, Inc. ("QBQ"), a company that books tours and appearances for a variety of entertainers. The aggregate purchase price for the acquisition of QBQ consists of approximately $3.1 million in cash, $1.6 million payable in annual installments over eight years and up to $2.5 million payable in shares of Common Stock, of which shares relating to up to $500,000 are subject to an escrow agreement.

NOTE 3 -- OTHER SUBSEQUENT EVENTS

   In July 1997, the Company commenced a tender offer to purchase up to all (but not less than 3,200,000, representing 70.8%) of the 4,519,162 outstanding warrants (the "Warrants") at a cash purchase price of $2.25 per warrant. The Company, through its principal financial advisor, is currently negotiating a short-term loan (the "Bridge Facility") to fund the purchase of the Warrants which the Company intends to repay with a portion of the proceeds from the Offering (as defined herein). There can be no assurance that the Company will obtain such financing or complete the Offering.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 -- OTHER SUBSEQUENT EVENTS  (Continued)
   The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 in July 1997 in order to register for sale 8,625,000 shares of its Common Stock including 1,125,000 shares for Underwriter's over-allotment (the "Offering"). The proceeds of the proposed stock offering will be used to fund the cash portion of the acquisitions described in Note 2, repay certain debt, payment of the Bridge Facility, working capital and other general corporate purposes. The offering is conditional on the completion of the tender offer mentioned above and the concurrent closing of the ProServ Acquisition.

NOTE 4 -- RELATED PARTY TRANSACTIONS

   In February 1997, the Company paid $400,000 to The Sillerman Companies ("TSC"), a company controlled by Robert F. X. Sillerman, the Chairman of the Company, as an advance against advisory services to be provided. The advance will be applied against amounts which will be payable to TSC in connection with the consummation of the Pending Acquisitions and the tender offer mentioned in Notes 2 and 3 above.

   In April 1997, in connection with the employment of an officer of the Company, the Company loaned the officer $424,000 which loan by its terms may be forgiven. In addition, the officer will over a three year period beginning with his date of employment receive $100,000 payable in shares of Common Stock.

NOTE 5 -- LOSS PER COMMON SHARE

   Net loss per share is based upon net loss divided by the weighted average number of shares of Common Stock outstanding during the year. Shares of Common Stock placed in escrow upon completion of the IPO, which are Common Stock equivalents, have been excluded from the calculation of earnings per share. The conversion of securities convertible into Common Stock and the exercise of stock options were not assumed in the calculation of loss per common share because the effect would be antidilutive.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share". FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date. The Company will adopt FAS 128 effective with its 1997 year end. Management does not believe the implementation of FAS 128 will have a material effect on the Company's EPS calculations.

ITEM 2 -- MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

   The Marquee Group, Inc. (the "Company") was formed in July 1995 for the purpose of providing integrated event management, television production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. On December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as the "Recent Acquisitions". From the time of its formation until its IPO and the acquisitions of SMTI and A&A, the Company was engaged in developing its sports television production, marketing and consulting business.

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and notes thereto. For all periods presented, the discussion of the combined results of operations on a pro forma basis for the Company and the Recent Acquisitions include the activities of the Company, SMTI and A&A as if they had always been members of the same operating group. The following discussion also contains certain forward-looking statements that involve risks and uncertainties. The Company's future results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the Company's business and growth strategies, and difficulties in achieving cost savings and revenue enhancements. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   The primary sources of the Company's revenues are fees from providing event management, television production, sports marketing and consulting services and commissions from representation of sports, news and entertainment personalities. Revenues from event management services are recognized when the events are held. Revenues from production services are recognized when the programs are available for broadcast. Marketing revenues are recognized for guaranteed amounts when contractual obligations are met. Commissions from the Company's talent representation services are recognized as revenue when they become payable to the Company under the terms of the Company's agreements with its clients. Generally, such commissions are payable by clients upon their receipt of payments for performance of services. Commissions on profit or gross receipt participations are recorded upon the determination of such amounts.

   The Company's revenues may vary from quarter to quarter, due to the timing of certain significant events and the resulting recognition of revenues from such events. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. As a result of the Company's recent entry into the business of representing professional football players and as a result of the additional operations resulting from the ProServ Acquisition (as defined herein) and the QBQ Acquisition (as defined herein) (collectively, the "Pending Acquisitions"), it is anticipated that the Company's revenues and expenses will increase significantly, and the Company expects that these increased revenues and expenses will be recorded substantially in the third as well as the fourth quarter. A significant portion of the Company's revenues to date has been derived from a small number of events and clients. On a pro forma basis, giving effect to the Recent Acquisitions as if they had occurred on January 1, 1996, the Company's agreement with respect to The Breeders' Cup Championship would have accounted for approximately 30% of the Company's revenues for the year ended December 31, 1996. Although the Company expects that this agreement will be extended for an additional two-year period, it is scheduled to terminate in December 1997.

   The Company's most significant costs and expenses are salaries and production expenditures. Historically, general and administrative expenses were impacted by the levels of compensation and related benefits that the stockholders of SMTI and A&A received from their respective businesses during the periods when the companies were privately owned.

   The Company has recorded and will continue to record substantial compensation charges to operations in connection with the issuance of securities to certain officers, directors and consultants, including the release from escrow of 1,275,000 shares of common stock (the "Common Stock") of the Company placed in escrow by certain officers, directors and consultants of the Company in connection with the IPO (the "IPO Escrow Shares"). In the event that the IPO Escrow Shares are released from escrow, the Company may recognize, during the period in which the thresholds for release are probable of being met, a substantial non-cash compensation charge, which will not be deductible for income tax purposes and which will have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, in connection with the issuance of Common Stock in 1996 to a non-founding officer in partial consideration of such officer entering into an employment agreement with the Company, the Company will recognize a non-cash compensation charge of approximately $119,000 over the 15-month vesting period (which began in July 1996) and, in connection with an advance paid to another officer in April 1997 pursuant to his employment agreement, the Company will recognize a compensation charge of $542,000 over the next five years. In connection with the Recent Acquisitions, the Company will also incur charges to operations aggregating $530,000 over the five-year period which commenced on the date of the Recent Acquisitions related to the imputed interest on the indebtedness to the stockholders of SMTI and A&A.

RESULTS OF OPERATIONS

   The Company's consolidated financial statements are not directly comparable from period to period because the Company commenced operating activities in January 1996 and the Recent Acquisitions did not occur until December 1996.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

   For the three months ended June 30, 1997, the Company generated revenues of approximately $4.2 million compared to $801,000 for the three months ended June 30, 1996. The increase in revenues of approximately $3.4 million is principally related to the inclusion of the operations of the Recent Acquisitions and revenues generated through the Company's production and programming activities for ESPN, Outdoor Life Network, and Lifetime Network. Additionally, the Company provided consulting services for Americast, a partnership of certain telephone companies, to assist in the creation of local sports networks for cable TV. Subsequent to June 30, 1997, the Company was notified that the partners in Americast had agreed to disband their programming and development department and would be terminating the Company's contract as of September 27, 1997. On a pro forma basis giving effect to the Recent Acquisitions as if they had occurred as of January 1, 1996, the Company's revenues in the 1997 quarter decreased approximately $549,000 from the prior year period. During 1996, the Company provided services to the sponsor of the Major League Baseball All-Star Balloting Program. The sponsor did not renew its participation in the 1997 program which was the principal cause for the revenue decrease offset by the increase in the 1997 revenues discussed above.

   The Company's operating expenses of approximately $2.0 million for the 1997 quarter consisted principally of television production costs related to projects delivered, event management costs associated with The Breeders' Cup Championship, and talent agent compensation expense. Operating expenses declined approximately $687,000 in the 1997 period as compared to 1996 on a pro forma basis for the Recent Acquisitions due to the discontinuance of the Company's event management for the former sponsor of the Major League All-Star Balloting Program offset by the increased expenses attributable to the television production and programming in the 1997 period.

   General and administrative expenses were approximately $2.3 million for the three months ended June 30, 1997 as compared to $463,000 for the prior year period. The increase of $1.9 million was a result of the inclusion of costs associated with the operations of the Recent Acquisitions and increased staffing and occupancy costs required to support the increase in the corporate infrastructure required for the Company's expanded business operations. General and administrative expenses in the quarter increased approximately $914,000 compared to the 1996 quarter on a pro forma basis giving effect to the Recent

Acquisitions. This increase which is expected to continue in subsequent quarters, is attributable to salary and occupancy related costs, which the Company has added to support the increase in existing business operations and the anticipated Pending Acquisitions.

   The Company's loss from operations for the three months ended June 30, 1997 was approximately $95,000 compared to an operating loss of approximately $329,000 for the same period in 1996. On a pro forma basis, giving effect to the Recent Acquisitions as if they had occurred on January 1, 1996 the Company had an operating loss of $95,000 compared to operating income of $682,000 for the 1996 quarter. The decline in operating income is principally a result of increased general and administrative expenses and the loss of the operating income from the event management of the Major League Baseball All-Star Balloting Program.

   The Company's net loss for the quarter was approximately $103,000 compared to approximately $329,000 for the 1996 quarter and to net income of $667,000 for the 1996 quarter on a pro forma basis giving effect to the Recent Acquisitions as if they had occurred on January 1, 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

   For the six months ended June 30, 1997, the Company generated revenues of approximately $6.2 million compared to $801,000 for the period ended June 30, 1996. The increase in revenues of approximately $5.4 million is principally related to the inclusion of the operations of the Recent Acquisitions and revenues generated through the Company's production and programming activities for ESPN, Outdooor Life Network, and Lifetime Network. Additionally, the Company provided consulting services for Americast. On a pro forma basis, giving effect to the Recent Acquisitions as if they had occurred as of January 1, 1996, the Company's revenue was $6.2 million for the period ended June 30, 1997 compared to $6.3 million for the period ended June 30, 1996. The decrease in revenues was the result of the sponsor not renewing its participation in the Major League Baseball All-Star Balloting Program offset by increased programming and production and consulting revenues and increased fees from talent representation.

   The Company's operating expenses of approximately $2.9 million for the period ended June 30, 1997 consisted principally of television production costs. In addition, the Company incurred event management costs associated with The Breeder's Cup Championship and talent agent compensation expense. Operating expenses declined approximately $698,000 in 1997 as compared to 1996 on a pro forma basis for the Recent Acquisitions due to the discontinuance of the Company's event management for the former sponsor of the Major League Baseball All-Star Balloting Program offset by the increased television production and programming costs in the 1997 period.

   General and administrative expenses were approximately $4.2 million for the period ended June 30, 1997 as compared to $708,000 for the prior year period. The increase of $3.4 million was a result of the inclusion of costs associated with the operations of the Recent Acquisitions and increased staffing and occupancy costs required to support the increase in the corporate infrastructure required for the Company's expanded business operations. General and administrative expenses for the period ended June 30, 1997 increased approximately $1.6 million compared to the 1996 period on a pro forma basis giving effect to the Recent Acquisitions. This increase, which is expected to continue in subsequent quarters, is attributable to staffing and related occupancy costs and miscellaneous expenses incurred to support the increased business operation and anticipated Pending Acquisitions.

   The Company's operating loss for the six months ended June 30, 1997 was approximately $879,000 compared to approximately $574,000 for the same period in 1996. On a pro forma basis, giving effect to the Recent Acquisitions as if they had occurred on January 1, 1996 the Company had an operating loss of approximately $879,000 compared to operating income of approximately $113,000 for the same period in 1996. This decrease is principally a result of increased general and administrative expenses and the loss of operating income from event management of the Major League Baseball All-Star Balloting Program.

   The Company's net loss for the period was approximately $881,000 compared to a net loss of $574,000 for the prior period and net income of $32,000 on a pro forma basis giving effect to the Recent Acquisitions as if they had occurred on January 1, 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal sources of working capital have been net proceeds of approximately $1,363,000 from the sale of debentures (the "Debentures") in August 1996, in the aggregate principal amount of $20 million, advances by stockholders aggregating $767,000 and net proceeds of approximately $15,586,000 from the IPO, which was completed in December 1996. At June 30, 1997, the Company had working capital of approximately $1,796,000.

   Of the net proceeds of approximately $15,586,000 that the Company received from the IPO, an aggregate of $9,000,000 was paid to the stockholders of SMTI and A&A. In addition, the Company has agreed to pay such stockholders installment payments aggregating $2,500,000 over the four-year period which commenced April 1, 1997. On April 1, 1997, the Company made the first installment payment of $500,000 to such stockholders. Further, the agreement relating to the acquisition of SMTI (the "SMTI Acquisition") provided that SMTI is to distribute to its stockholders, by means of a dividend, an amount equal to 40% of the accumulated adjustments account of SMTI. It is contemplated that a distribution of approximately $382,000 will be paid in September 1997. In connection with the conversion of the Debentures into units, each unit comprised of one share of Common Stock and one Warrant
(as defined herein), upon the closing of the IPO in December 1996, the Company paid interest of approximately $254,000.

   The Company has recently entered into agreements (the "ProServ Acquisition Agreements"), pursuant to which it has agreed to acquire approximately 94% of ProServ, and is currently negotiating to acquire the remaining minority interests in ProServ (collectively the "ProServ Acquisition"). If the Company is unable to acquire the remaining minority interests in ProServ on satisfactory terms, the Company intends to obtain full ownership of ProServ through a statutory merger. Pursuant to one of the agreements, the Company has agreed to purchase 70.4% of ProServ for an aggregate purchase price of $6.5 million in cash and the issuance of 225,000 shares of Common Stock ("Dell Consideration Stock"), subject to certain put and call options, payable to Mr. Dell, the chief executive officer and majority stockholder of ProServ. Mr. Dell has the option to elect to receive in lieu of cash at closing a $3.0 million promissory note payable on January 2, 1998, secured by an irrevocable letter of credit. The agreement with Mr. Dell also provides that, at any time within the 60 day period following the second anniversary of the consummation of the ProServ Acquisition, Mr. Dell may elect to transfer to the Company up to all of the remaining Dell Consideration Stock held by Mr. Dell at a price per share of $7.70 (up to approximately $1.7 million in the aggregate). In addition, at any time between the 61st and 90th day following the second anniversary of the consummation of the transactions contemplated by the ProServ Acquisition Agreements, the Company may purchase 50% of the Dell Consideration Stock held by Mr. Dell at a price per share of $7.70 (up to $866,250 in the aggregate). In addition, the Company will enter into an employment agreement with Mr. Dell providing for a base salary of not less than $300,000 per year. Pursuant to the other ProServ Acquisition Agreements, the Company has agreed to purchase an aggregate of 300 shares of the common stock of ProServ, Inc. and options to purchase an aggregate of 20 shares of the common stock of ProServ, Inc. for an aggregate purchase price of approximately $3.6 million. The Company anticipates purchasing the remaining minority interests for approximately $609,000. The Company has deposited into escrow an aggregate of $1.5 million in connection with the ProServ Acquisition, and anticipates depositing an additional $500,000 by August 15, 1997 to extend the date of the ProServ Acquisition to be concurrent with the consummation of the Offering (as defined herein). If the Company fails to consummate the ProServ Acquisition within certain time periods (specified in the ProServ Acquisition Agreements) for any reason other than certain breaches by Mr. Dell or ProServ, the Company may be forced to forfeit any amounts deposited.

   The Company has also entered into an agreement (the "QBQ Acquisition Agreement") to purchase certain assets of QBQ Entertainment, Inc. ("QBQ") for an aggregate purchase price of approximately $6.7 million (the "QBQ Acquisition"), of which $2.0 million will be payable in shares of Common Stock, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company has agreed to deposit shares of Common Stock with a value of approximately $500,000 into an escrow account, to be released to QBQ in the event that certain financial performance goals are achieved with respect to the acquired assets in any of the first four full fiscal years following the consummation of the QBQ Acquisition. The Company has made a cash deposit of $400,000 which will be applied to the purchase price of QBQ. In connection with the QBQ Acquisition, the Company anticipates entering into an employment agreement with Mr. Arfa, the chief executive officer and sole stockholder of QBQ, which will provide for a non-recourse loan by the Company of $1.5 million secured by the Common Stock to be issued in the QBQ Acquisition. The QBQ Acquisition Agreement also provides that, at any time within the 30-day period following the first to occur of (i) the second anniversary of the consummation of the QBQ Acquisition or (ii) an Acceleration Event (as defined in the QBQ Acquisition Agreement), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it receives in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of the second anniversary of the closing of the QBQ Acquisition or a Pledge Event (as defined in the Pledge Agreement between the Company and Mr. Arfa), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million. In addition, if the QBQ Escrow Shares are released from escrow at any time within the first 30 days after the second anniversary of the consummation of the QBQ Acquisition or an Acceleration Event, (i) QBQ may, at its option, elect to transfer up to 75% of the QBQ Escrow Shares to the Company for an aggregate purchase price of up to $375,000 and (ii) the Company may, at its option, elect to purchase up to 50% of the QBQ Escrow Shares for an aggregate purchase price of up to $750,000. If the QBQ Acquisition Agreement is terminated due to the Company's material breach of a representation, warranty or covenant, the Company shall pay QBQ $1.0 million as liquidated damages (of which $400,000 may be offset against the cash deposit previously paid by the Company).

   On July 23, 1997, the Company commenced a tender offer to purchase up to all (but not less than 3,200,000, representing approximately 70.8%) of the 4,519,162 outstanding warrants (the "Warrants") of the Company at a cash purchase price of $2.25 per Warrant ("Tender Offer"). Each Warrant is exercisable at $7.50 for one share of Common Stock. The Company is negotiating, through its principal financial advisor, bridge financing (the "Bridge Facility") for the Tender Offer. The proposed financing is likely to be in the form of a short-term loan. The Company anticipates that the Bridge Facility will be repaid with a portion of the net proceeds of the Offering. Assuming a price of $2.25 per Warrant, the aggregate consideration for Warrants tendered in the Tender Offer and related expenses could range from $7.4 million (with the tender of 70.8% of the outstanding Warrants) to approximately $9.8 million (with the tender of all of the outstanding Warrants not held by directors or executive officers of the Company). At the Company's request, its directors and executive officers have stated that they do not currently intend to tender their Warrants unless the Company is unable to purchase the minimum number of Warrants. Notwithstanding the foregoing, such directors and executive officers may tender or not tender their Warrants at their discretion. The consummation of the Offering is conditioned upon the closing of the Tender Offer.

   The Company has filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 in July 1997 in order to register for sale 8,625,000 shares of Common Stock including 1,125,000 shares for underwriter's over-allotment (the "Offering"). The net proceeds from the Offering are estimated to be approximately $41.3 million, of which approximately $17.4 million will be paid in connection with the Pending Acquisitions and approximately $9.8 million will be paid in connection with the Tender Offer (assuming the tender of all Warrants not held by directors or executive officers of the Company) or to repay the Bridge Facility. The timing and consummation of the Pending Acquisitions and the Tender Offer are subject to a number of conditions, certain of which are beyond the Company's control, and there can be no assurance that any of these will be consummated. However, the consummation of the Offering is conditioned upon the closing of the Tender Offer and the concurrent closing of the ProServ Acquisition. Although the Offering is not conditioned upon the closing of the QBQ Acquisition, the Company anticipates closing the QBQ Acquisition promptly following the consummation of this Offering. If the QBQ Acquisition is not consummated, the Company intends to apply the proceeds of the Offering allocated for the QBQ Acquisition to working capital or other general corporate purposes, including future acquisitions.

   While the Company has not entered into agreements relating to any acquisitions other than the Pending Acquisitions, it intends to continue to expand its operations through further acquisitions of companies, events and employees. In the event the Company identifies attractive acquisition candidates, the Company intends to use a portion of the net proceeds from the Offering allocated to working capital to finance such acquisitions. In addition, to the extent funds generated from operations are not sufficient, the Company will use a portion of the proceeds from this Offering to pay compensation to its executive officers, consulting fees to The Sillerman Companies ("TSC"), a company controlled by R.F.X. Sillerman, Chairman of the Company, and the installment payments to certain officers and directors of the Company related to the Recent Acquisitions and the Pending Acquisitions.

   The foregoing represents the Company's best estimate of the allocation of the net proceeds of the Offering based on the current status of its business. Future events, including changes in competitive conditions, the ability of the Company to identify appropriate acquisition candidates, the availability of other financing and funds generated from operations and the status of the Company's business from time to time, may make changes in the allocation of the net proceeds of this Offering necessary or desirable.

   The Offering is conditioned upon, among other things, the consummation of the Tender Offer, however, there can be no assurance that the Company will be able to obtain the proposed Bridge Facility or alternative financing for the Tender Offer. In the event the Company is able to consummate the Tender Offer, there can be no assurance the the Offering will be consummated timely, as presently contemplated or at all. In the event the Company is unable to consummate the Offering, it may be required to raise additional capital through a new credit arrangement, the sale of securities or the disposition of assets in order to repay the Bridge Facility and to consummate the Pending Acquisitions. There can be no assurance that the Company will be able to raise such additional capital on terms acceptable to the Company. In the event the Company does not consummate the Pending Acquisitions, it would forfeit an aggregate of $1.9 million in deposits related thereto and would be subject to damage provisions of an additional $600,000.

   In August 1996 the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation ("SCMC"), a company controlled by Robert F.X. Sillerman, the Chairman of the Company. The consulting agreement provides for the payment by the Company of a monthly fee of $30,000, commencing in September 1997 for regular periodic financial consulting services. Such monthly fee will increase annually by the percentage increase in the Consumer Price Index. If SCMC performs advisory services in the nature of investment banking services, it is entitled to a fee (a "Special Advisory Fee") for such services, the exact amount of which will be negotiated between the parties to the consulting agreement. In February 1997, the Company advanced to SCMC the sum of $400,000 as an advance against future Special Advisory Fees. In March 1997, SCMC assigned its rights, obligations and duties under the consulting agreement to TSC. In connection with the Pending Acquisitions, TSC will receive Special Advisory Fees of $450,000 (of which $400,000 will be offset against the amount previously advanced) and, in connection with the Tender Offer, TSC will receive an immediately exercisable option to purchase 200,000 shares of Common Stock at a price per share equal to the closing price of the Common Stock on the date of consummation of the Tender Offer.

   In October 1996, the Company entered into a lease for new facilities which requires initial annual rent of $537,000 commencing October 1997, subject to certain increases. The Company intends to incur capital expenditures of approximately $1.4 million (net of landlord contribution) to furnish its new office space, complete leasehold improvements and install television edit facilities. As of June 30, 1997, the Company has expended approximately $1.2 million in connection with its new headquarters and took occupancy in early July 1997.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's annual meeting of stockholders (the "Annual Meeting") was held on August 5, 1997. On June 27, 1997, the record date for the Annual Meeting, there were 8,769,162 outstanding shares of Common Stock (the "Shares"). The Shares present at the Annual Meeting represented 96.0% of the voting power of the outstanding Shares as of the record date.

   In the election of directors, the first proposal voted upon, the following persons received the number of votes set opposite their respective names:

       NAME            VOTES FOR  VOTES WITHHELD
--------------------- ----------- --------------
Robert M. Gutkowski     8,399,530      18,250
Robert F.X. Sillerman   8,399,530      18,250
Arthur C. Kaminsky      8,398,980      18,800
Michael Letis           8,398,030      19,750
Louis J. Oppenheim      8,398,980      18,800
Michael Trager          8,398,030      19,750
Howard J. Tytel         8,399,530      18,250
Arthur R. Barron        8,399,530      18,250
Myles W. Schumer        8,399,530      18,250

   Such nominees received the highest number of the votes cast at the Annual Meeting for the directors and, therefore, such persons were duly elected as directors of the Company.

   The second matter voted upon was a proposal to approve the Company's 1997 Stock Option Plan and the performance goal included therein. The proposal received the affirmative vote of 8,350,226 Shares, the negative vote of 44,200 Shares, 18,315 Shares abstained and there were 5,039 broker non-votes. The votes in favor of the proposal represented 99.2% of the voting power of the Shares represented in person or by proxy at the Annual Meeting and voting on the proposal and, therefore, the proposal was approved.

   The third matter voted upon was a proposal to ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 1997. The proposal received the affirmative vote of 8,408,740 Shares, the negative vote of 2,640 Shares, 6400 Shares abstained and there were no broker non-votes . The votes in favor of the proposal represented 99.9% of the voting power of the Shares represented in person or by proxy at the Annual Meeting and, therefore, the proposal was approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).
3.2 Amended and Restated By-Laws of the Company (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).
10.1 Purchase and Sale Agreement, dated as of June 25, 1997, by and among ProServ, Inc., ProServ Television, Inc., Donald L. Dell and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on July 23, 1997).
27       Financial Data Schedule.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by the Company during the quarter for which this report is filed.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          The Marquee Group, Inc.

August  , 1997

                                          /s/ Jan E. Chason
                                          Jan E. Chason
                                          Chief Financial Officer and
                                          Treasurer