Form 10QSB
period 1997-09-30
MARQUEE GROUP INC
filed 1997-11-14
CIK 1019072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

                                  (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER 0-21711

                            THE MARQUEE GROUP, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUES AS SPECIFIED IN ITS CHARTER)

                           DELAWARE                                              13-3878295
(STATE OF OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)      (I.R.S. EMPLOYER IDENTIFICATION NO.)

             888 SEVENTH AVENUE, NEW YORK, NY                                      10019
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIPCODE)


                                  212-728-2000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS
REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF
1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

AT NOVEMBER 12, 1997, THERE WERE 17,912,676 SHARES OUTSTANDING OF THE
REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES   [ ]   NO   [X]


                            THE MARQUEE GROUP, INC.
                               TABLE OF CONTENTS
                                                                                                                         PAGE NO.
Part I          Financial Information

Item 1.         Financial Statements


                Condensed Consolidated Balance Sheets at September 30, 1997
                  (unaudited) and December 31, 1996 3 ..................................................................  3

                Condensed Consolidated Statements of Operations for the Three
                  and 4 Nine Months Ended September 30, 1997 and 1996
                  (unaudited) ..........................................................................................  4

                Condensed Consolidated Statements of Cash Flows for the Nine
                  Months 6 Ended September 30, 1997 and 1996 (unaudited) ...............................................  5

                Condensed Consolidated Statements of Stockholders' Equity for
                  the Nine Months Ended September 30, 1997 (unaudited) .................................................  6

                Notes to Condensed Consolidated Financial Statements ...................................................  7

Item 2.         Management's Discussion and Analysis or Plan of Operation .............................................. 10

Part II         Other Information

Item 2.         Changes in Securities .................................................................................. 20

Item 6.         Exhibits and Reports on Form 8-K ....................................................................... 21




ITEM 1. FINANCIAL STATEMENTS

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30, 1997            DECEMBER 31,
                                                                Actual        Pro Forma           1996
                                                             -------------   -------------   --------------
                                                                    (UNAUDITED-Note 1)           (Note)
ASSETS
 Current assets
   Cash and cash equivalents                               $    903,826    $ 14,140,992    $  7,230,526
   Accounts receivable, net                                   4,512,836       9,174,464       1,295,894
   Due from related parties                                                                     138,699
   Due from Celebrity Golf Championship, Inc.                   250,000         250,000         169,100
   Prepaid expenses and other current assets                    519,522       1,061,293         250,363
                                                           ------------    ------------    ------------
                        Total current assets                  6,186,184      24,626,749       9,084,582
Property and equipment, net                                   1,367,794       2,118,355         218,604
Receivables - non current                                       301,587       2,260,242
Deposits and other costs related to pending acquisitions      2,200,082
Excess of purchase price over net assets acquired                            20,041,310
Other assets                                                    625,771         683,210          57,612
                                                           ------------    ------------    ------------
                                                           $ 10,681,418    $ 49,729,866    $  9,360,798
                                                           ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                   $  2,460,719    $  6,675,723    $  1,134,692
   Distribution payable to certain stockholders                 382,311         382,311         382,311
   Loan payable to officer/stockholder                          121,615         121,615
   Acquisition indebtedness - current portion                   332,500         493,500         332,500
   Escrow payable                                                               852,219
   Deferred revenues                                            545,000         597,870
                                                           ------------    ------------    ------------
                        Total current liabilities             3,842,145       9,123,238       1,849,503
Note payable                                                 10,500,000
Loan payable to office/stockholders                                                             121,615
Acquisition indebtedness - stockholders                       1,224,330       2,290,330       1,637,500
Deferred taxes                                                  447,750         447,750         343,000
Other deferred credits                                                          776,437
Common stock subject to put option                                            3,125,000
Stockholders' equity
   Preferred stock, $.01 par value;  5,000,000 shares
     authorized, no shares issued
   Common stock, $.01 par value;  25,000,000 shares
    authorized, 8,769,162 (actual) and 17,912,676
    (pro forma)shares issued and outstanding                     87,692         173,676          87,692
   Additional paid-in capital                                (1,522,161)     37,701,773       7,795,199
   Deferred compensation                                                                        (63,334)
   Accumulated deficit                                       (3,898,338)     (3,898,338)     (2,410,377)
                                                           ------------    ------------    ------------
                                                             (5,332,807)     33,977,111       5,409,180
                                                           ------------    ------------    ------------
                                                           $ 10,681,418    $ 49,739,866    $  9,360,798
                                                           ============    ============    ============


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

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                  1997           1996            1997           1996
                                                  ----           ----            ----           ----
Revenues                                     $  5,817,226    $    664,836    $ 11,991,313    $  1,465,731

Operating expenses                              3,716,466         572,221       7,664,029       1,239,017
General and administrative expenses             1,499,742         518,573       4,501,990       1,226,173
Deferred compensation                              80,769          31,667         165,365          31,667
Depreciation and amortization                      71,718                          90,554
                                             ------------    ------------    ------------    ------------
Income/(loss) from operations                     448,531        (457,625)       (430,625)     (1,031,126)
Interest expense, net                             222,063          85,680         223,881          85,680
Financing expense-Note 2                          756,455                         756,455
                                             ------------    ------------    ------------    ------------
Income/(loss) before income taxes                (529,987)       (543,305)     (1,410,961)     (1,116,806)
Income taxes                                       77,000                          77,000
                                             ------------    ------------    ------------    ------------
Net income/(loss)                            $   (606,987)   $   (543,305)   $ (1,487,961)   $ (1,116,806)
                                             ============    ============    ============    ============

Net income(loss) per share                   $      (0.08)   $      (0.26)   $      (0.20)   $      (0.54)
                                             ============    ============    ============    ============

Weighted average common shares outstanding      7,494,162       2,066,662       7,494,162       2,066,662



     See accompanying notes to condensed consolidated financial statements

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                    1997            1996
                                                                                    ----            ----
NET CASH USED IN OPERATING ACTIVITIES                                          $ (2,183,405)   $ (1,243,200)

INVESTING ACTIVITIES
                Purchase of equipment and leasehold improvements, net
                     of landlord contribution                                    (1,239,744)        (14,330)
                Employee loan                                                      (424,200)
                Deposits and other costs related to acquisitions                 (2,200,082)
                Increase in other assets                                           (568,159)        (25,925)
                                                                               ------------    ------------
                              Net cash used in investing activities              (4,432,185)        (40,255)

FINANCING ACTIVITIES
                Proceeds from Bridge Financing                                   10,500,000
                Costs related to IPO                                               (131,128)       (256,778)
                Costs related to Tender Offer                                    (9,579,982)
                Payment of acquisition indebtedness                                (500,000)
                Proceeds of private placement                                                     1,362,397
                Proceeds from loans payable to related parties                                      766,718
                Repayments of loans payable to related parties                                     (200,000)
                                                                               ------------    ------------
                              Net cash provided by financing activities             288,890       1,672,337

NET DECREASE/INCREASE IN CASH                                                    (6,326,700)        388,882
CASH AT BEGINNING OF PERIOD                                                       7,230,526          19,980
                                                                               ------------    ------------
CASH AT END OF PERIOD                                                          $    903,826    $    408,862
                                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Exchange of loans payble to related parties for Debentures                                     $    445,103
                                                                                               ============
Issuance of options to purchase 105,000 shares of common stock in connection
     with Bridge Financing for the Tender Offer                                $    393,750
                                                                               ============



     See accompanying notes to condensed consolidated financial statements.

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                  ADDITIONAL                                    TOTAL
                                     NUMBER OF        COMMON        PAID-IN       DEFERRED      ACCUMULATED   STOCKHOLDERS'
                                       SHARES          STOCK        CAPITAL     COMPENSATION     DEFICIT         EQUITY
                                      ---------    -----------    -----------    -----------    -----------    -----------
Balance - December 31, 1996           8,769,162    $    87,692    $ 7,795,199    $   (63,334)   $(2,410,377)   $ 5,409,180

IPO offering costs                                                   (131,128)                                    (131,128)

Costs related to Tender Offer for                                  (9,579,982)                                  (9,579,982)
         outstanding Warrants

Issuance of options to purchase
         105,000 shares of common
         stock                                                        393,750                                      393,750

Amortization of deferred
        compensation                                                                  63,334                        63,334

Net loss for period                                                                             (1,487,961)     (1,487,961)
                                      ---------    -----------    -----------    -----------    -----------    -----------

Balance - September 30, 1997          8,769,162    $    87,692    ($1,522,161)   $        --    ($3,898,338)   ($5,332,807)
                                      =========    ===========    ===========    ===========    ===========     ==========

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

         The Company, which began operations in 1996, was incorporated in the State of Delaware on July 11, 1995 for the purpose of providing integrated event management, television production, marketing, talent representation and consulting services in the sports, news and entertainment industries.

         In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as the "1996 Acquisitions". Accordingly, the accompanying condensed consolidated financial statements include the accounts of the Company and from December 12, 1996 the 1996 Acquisitions. All significant intercompany transactions and accounts have been eliminated.

         The Unaudited Pro Forma Condensed Consolidated Balance Sheet at September 30, 1997 gives effect to (i) the ProServ Acquisition and the QBQ Acquisition and (ii) the Secondary Offering (all as defined below) as if they had occurred as of September 30, 1997.

NOTE 2 - TENDER OFFER FOR OUTSTANDING WARRANTS

         On July 23, 1997, the Company commenced a tender off (the "Tender Offer") to purchase up to all of the 4,519,162 then-outstanding warrants of the Company (the "Warrants"). On September 11, 1997, the Company purchased
3,991,659 Warrants pursuant to the Tender Offer at a cash purchase price of $2.40 per Warrant. In order to consummate its purchase of the Warrants, the Company borrowed $10.5 million pursuant to a loan agreement (the "Bridge Facility"). The Company repaid such borrowing with a portion of the net proceeds of its public offering mentioned in Note 3 below. In connection with the Bridge Facility, the Company paid the lender fees and expenses of $362,000 and issued to the lender immediately exercisable options to acquire an aggregate of 105,000 shares of common stock, at an exercise price of $2.25, subject to adjustment in certain circumstances. The options will expire in 2007.

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 - SUBSEQUENT EVENTS

Consummation of Public Offering

         On October 14, 1997 and November 12, 1997, the Company consummated its secondary public offering (the "Secondary Offering") of 8.5 million shares (including the Underwriters' overallotment) of the Company's common stock at $5.00 per share. The net proceeds to the Company after deducting the underwriting discount and commissions and other expenses of the Offering was approximately $39 million.

Acquisition of ProServ

         On October 14, 1997, the Company consummated its acquisition of all of the outstanding stock of ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ"), an established provider of international sports event management, television production, marketing, talent representation and consulting. The aggregate purchase price for ProServ was approximately $10.8 million in cash and 250,000 shares of the Company's common stock. The Company also repaid approximately $2.4 million of the outstanding indebtedness of ProServ. The Company used a portion of the proceeds of the Secondary Offering to finance the acquisition and the repayment of the debt. Under certain circumstances, the Company may be required to repurchase up to all of the 250,000 shares for an aggregate purchase price of up to $1.9 million.

Acquisition of QBQ

         On October 14, 1997, the Company acquired substantially all of the assets of QBQ Entertainment, Inc. ("QBQ"), a company that books tours and appearances for a variety of entertainers. The aggregate purchase price for QBQ was approximately $3.1 million in cash, $1.6 million payable in annual installments payable over eight years and 393,514 shares of common stock, including 78,702 shares held in escrow and subject to forfeiture if certain financial performance tests are not met. Under certain circumstances, the Company may be required to repurchase up to 295,135 shares for an aggregate purchase price of up to $1.1 million.

NOTE 4 -- RELATED PARTY TRANSACTIONS

         In August 1996, the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation ("SCMC"), a company controlled by Robert F.X. Sillerman, the Chairman of the Company. The consulting agreement provides for the payment by the Company of a monthly fee of $30,000, commencing in September 1997, for regular periodic financial consulting services. In March 1997, SCMC assigned its rights, obligations and duties under the consulting agreement to The Sillerman Companies ("TSC"), a company also controlled by the Chairman of the Company. In connection with the Secondary Offering, TSC has agreed to waive its right to future monthly payments under the consulting agreement. The modification to the agreement not to pay these fees was done with the consent of the Company's independent members of the Board and cannot be further modified without their approval.
If TSC performs advisory services in the nature of investment banking services, it is entitled to a fee (a "Special Advisory Fee") for such services. In February 1997, the Company advanced to SCMC the sum of $400,000 as an advance against future Special Advisory Fees. In connection with the 1997 Acquisitions and the Tender Offer, TSC received Special Advisory Fees of $525,000 including $75,000 for reimbursement of expenses (of which $400,000 was offset against the amount previously advanced to TSC). In connection with the Tender Offer, TSC received an immediately exercisable option to purchase 200,000 shares of Common Stock at $7.00 per share.

         In August 1997, in consideration for Mr. Sillerman providing a personal guarantee for $500,000 to secure a portion of the letter of credit issued in connection with the acquisition of ProServ, the Company granted him an immediately exercisable, five year option to purchase 10,000 shares of common stock at $5.00 per share and paid $75,000 for expenses.

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

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

ITEM 2--MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

INTRODUCTION

         The Company was formed in July 1995 for the purpose of providing integrated event management, television production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. From the time of its formation until its initial public offering ("IPO") and the acquisitions of SMTI and A&A (collectively the "1996 Acquisitions"), in December 1996, the Company was engaged in developing its sports television production, marketing and consulting business. In October 1997, the Company acquired ProServ Inc. and ProServ Television, Inc. (collectively the "ProServ Acquisition") and QBQ Entertainment, Inc (the QBQ Acquisition") (collectively the "1997 Acquisitions"). The Company also completed its secondary public offering of 8,500,000 shares of its common stock at $5.00 per share in October and November 1997 (the "Secondary Offering").

         For all periods presented, the supplemental discussion and analysis of the results of operations on a pro forma basis for (i) the Company and the 1996 Acquisitions include the activities of the Company, SMTI and A&A and (ii) the Company, the 1996 Acquisitions and the 1997 Acquisitions include the Company, SMTI, A&A, ProServ and QBQ, as if they had always been members of the same operating group, respectively. The following discussion also contains certain forward-looking statements that involve risks and uncertainties. The Company's future results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the Company's business and growth strategies, difficulties in achieving cost savings and revenue enhancements and difficulties in integrating the acquired companies. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

         The primary sources of the Company's revenues are fees from providing event management, television production, sports marketing and consulting services and commissions from representation of sports, news and entertainment personalities. Revenues from event management services are recognized when the events are held. Revenues from production services are recognized when the programs are available for broadcast. Marketing revenues are recognized for guaranteed amounts when contractual obligations are met (subsequent royalties are recorded when received). Commissions from the Company's talent representation services are recognized as revenue when they become payable to the Company under the terms of the Company's agreements with its clients. Generally, such commissions are payable by clients upon their receipt of payments for performance of services. Commissions on profit or gross receipt participations are recorded upon the determination of such amounts.

         The Company's revenues may vary from quarter to quarter, due to the timing of certain significant events and the resulting recognition of revenues from such events. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. As a result of the Company's recent entry into the business of representing professional football players and the 1997 Acquisitions, it is anticipated that the Company's revenues and expenses will increase significantly, and the Company expects that these increased revenues and expenses will be recorded substantially in the third as well as the fourth quarter. A significant portion of the Company's revenues to date has been derived from a small number of events and clients. On a pro forma basis, giving effect to the 1996 Acquisitions as if they had occurred on January 1, 1996, the Company's agreement with respect to The Breeders' Cup Championship would have accounted for approximately 30% of the Company's revenues for the year ended December 31, 1996. On a pro forma basis, giving effect to the 1996 Acquisitions and the 1997 Acquisitions as if they had occurred on January 1, 1996, The Breeders' Cup Championship would have accounted for approximately 15% of the Company's revenues for the year ended December 31, 1996.

         The Company's most significant costs and expenses are salaries and production expenditures. Historically, general and administrative expenses were impacted by the levels of compensation and related benefits that the stockholders of SMTI, A&A, ProServ and QBQ received from their respective businesses during the periods when the companies were privately owned. ProServ has undergone an internal restructuring focused on reducing its operating expenses and eliminating business activities that do not provide adequate financial returns. The pro forma adjustments for the 1996 Acquisitions and the 1997 Acquisitions reflect contractually required reductions in personnel, officers' salaries and employee benefits, but do not reflect the effects of the restructuring since they are not directly attributable to the ProServ Acquisition.

         The Company has recorded and will continue to record substantial compensation charges to operations in connection with the issuance of securities to certain officers, directors and consultants, including upon the release of shares of the Company's common stock subject to escrow agreements entered into in connection with the Company's IPO and the QBQ Acquisition. In the event that these shares are released from escrow, the Company may recognize, during the period in which the thresholds for release are probable of being met, a substantial non-cash compensation charge, which will not be deductible for income tax purposes and which will have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, the Company will record charges to operations over the next two years aggregating $675,000 related to the Company's potential obligation to repurchase the shares of common stock issued in connection with the ProServ Acquisition. Further, in connection with the issuance of common stock, in 1996, to a non-founding officer in partial consideration of such officer entering into an employment agreement with the Company, the Company recognized a non-cash compensation charge of approximately $119,000 over the 15-month vesting period which ended in the third quarter 1997. In connection with a loan made to another officer in April 1997, pursuant to an employment agreement, the Company will recognize a compensation charge of $546,000 over the next five years. In connection with the 1996 Acquisitions, the Company will also incur charges to operations aggregating $530,000 over the five-year period which commenced in December 1996 related to the imputed interest on the indebtedness to the former stockholders of SMTI and A&A. In connection with the QBQ Acquisition, the Company will incur additional charges to operations aggregating $388,000 over eight years related to the imputed interest on the indebtedness to the former stockholder of QBQ.

RESULTS OF OPERATIONS

The Company's consolidated financial statements are not directly comparable from period to period because the Company commenced operating activities in January 1996 and the 1996 Acquisitions did not occur until December 1996.

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1996

         For the three months ended September 30, 1997, the Company generated revenues of approximately $5.8 million versus $665,000 for the three months ended September 30, 1996. The increase in revenues of approximately $5.2 million was principally related to the inclusion of the operations of the 1996 Acquisitions and increased revenues generated through the Company's production of programming for ESPN, Outdoor Life Network, Professional Bowling Association ("PBA") and Lifetime Network. Additionally, the Company provided consulting services for Americast, a partnership of certain telephone companies, to assist in the creation of local sports networks for cable TV. The partners in Americast disbanded their programming development department and terminated the Company's contract as of September 27, 1997. On a pro forma basis giving effect to the 1996 Acquisitions, as if they had occurred as of January 1, 1996, the Company's revenues in the 1997 quarter increased approximately $2.6 million from the prior year period as a result in increased revenues in all of the Company's business lines.

         The Company's revenues on a pro forma basis giving effect to the 1996 and the 1997 Acquisitions, as if they had occurred on January 1, 1996, would have been as follows:

                                                  Three Months Ended
                                                    September 30,
                                           1996                    1997
                                           ----                    ----
Event Management                     $ 5,104,000                $ 5,345,000
Television Production                  2,294,000                  1,830,000
Marketing                                150,000                    554,000
Talent Representation                  2,182,000                  3,250,000
Consulting Services                      638,000                    898,000
                                     -----------                -----------
                                     $10,368,000                $11,877,000
                                     ===========                ===========

         The increase in revenues of $1.5 million, or 14.6%, in the 1997 quarter, is principally attributable to increases in representation fees for athletes and media personalities in 1997 resulting from new clients and increased client earnings. This increase was partially offset by a reduction in ProServ's revenues as a result of the expiration of a contract for the international distribution of the US Tennis Open (while maintaining domestic cable rights) and the elimination of other productions which did not provide sufficient economic returns.

         The Company's operating expenses of approximately $3.7 million for the 1997 quarter consisted principally of television production costs related to projects delivered, event management costs associated with The Breeders' Cup Championship, and talent representation compensation. Operating expenses increased approximately $856,000 in the 1997 period, as compared to 1996, on a pro forma basis for the 1996 Acquisitions due to the added production expenses associated with the PBA, Lifetime Special and other television projects delivered. Pro forma for the 1996 Acquisitions and the 1997 Acquisitions, operating expenses in the 1997 quarter increased approximately $504,000 or 7.1 % to $7.6 million, principally as a result of the matters discussed above partially offset by reductions in operating costs for ProServ as a result of its restructuring program begun in 1996 which included the elimination of certain events and productions which did not provide sufficient economic benefits. Pro forma cost savings of $129,000 related to contractually required reductions in personnel costs were included in both periods.

         General and administrative expenses were approximately $1.5 million for the three months ended September 30, 1997 as compared to $519,000 for the prior year period. The increase of $1.0 million was the result of the inclusion of costs associated with the operations of the 1996 Acquisitions after their acquisition and increased staffing and occupancy costs required to support the substantial increase in the corporate infrastructure required for the Company's expanded business operations. General and administrative expenses in the quarter increased approximately $1.0 million compared to the 1996 quarter, on a pro forma basis giving effect to the 1996 Acquisitions. This increase, which is expected to continue in subsequent quarters, is attributable to salary and occupancy related costs, which the Company has added to support the increase in its existing business operations and the 1997 Acquisitions. On a pro forma basis giving effect to the 1996 Acquisitions and the 1997 Acquisitions, general and administrative expenses were $2.6 million and $1.9 million in the 1997 and 1996 quarters, respectively. ProServ's restructuring program contributed approximately $300,000 in savings in the current quarter, which were offset by the planned increases in the Company's general and administrative expenses mentioned above. Pro forma cost savings of $281,000 related to contractually required reductions in personnel, officers' salaries and benefits and other costs applicable to ProServ and QBQ were included in both periods.

         The Company's income from operations for the three months ended September 30, 1997 was approximately $449,000 compared to an operating loss of approximately $458,000 for the same period in 1996. On a pro forma basis, giving effect to the 1996 Acquisitions as if they had occurred on January 1, 1996, the Company had operating income of $449,000 compared to an operating loss of $138,000 for the 1996 quarter. The increase in operating income is principally a result of increased revenues. In addition, the 1997 operating income is net of non-cash charges of $152,000 versus $32,000 and $49,000 for the 1996 period, as reported and pro forma, respectively. With the inclusion of the operations of ProServ and QBQ, on a pro forma basis, the 1997 quarter showed income from operations of $1.2 million versus operating income of $970,000 for the prior year quarter as a result of the increase in the Company's operating income offset by decreases in the operating results of ProServ and QBQ for the comparative periods. The operating results for each period include charges for the amortization of the excess of the purchase price over the net assets acquired in the 1997 Acquisitions of $255,000.

         The Company's net loss for the third quarter 1997 was approximately $607,000 compared to approximately $543,000 for the 1996 quarter and a net loss of $39,000 for the 1996 quarter on a pro forma basis giving effect to the 1996 Acquisitions as if they had occurred on January 1, 1996. On a pro forma basis giving effect to the 1996 Acquisitions and 1997 Acquisitions, the net income for the three months ended September 30, 1997 would have been $135,000 as compared to a net income of $1.1 million for the prior year quarter. The 1997 third quarter actual and pro forma net loss includes a one-time financing charge of approximately $864,000, including interest, related to the Bridge Financing for the Company's Tender Offer, as defined herein, for its outstanding warrants. On a pro forma basis giving effect to the 1996 Acquisitions and the 1997 Acquisitions, the net income applicable to common stockholders for the 1997-quarter was $60,000 as compared to a net income to common stockholders of $995,000 for the 1996 three months. The pro forma net income applicable to common stockholders for the 1997-quarter is after the one-time financing charge mentioned above and for all periods includes a charge of $75,500 related to the accretion of the Company's potential obligation under the put option on the common stock issued in connection with the ProServ Acquisition.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

         For the nine months ended September 30, 1997, the Company generated revenues of approximately $12.0 million compared to $1.5 million for the period ended September 30, 1996. The increase in revenues of approximately $10.5 million is principally related to the inclusion of the operations of the 1996 Acquisitions and increased revenues generated through the Company's television production and programming activities for ESPN, Outdoor Life Network and Lifetime Network. Additionally, the Company provided consulting services to Americast, under a contract that was terminated in September 1997, as a result of the Americast partnership decision to disband its programming department. On a pro forma basis, giving effect to the 1996 Acquisitions as if they had occurred as January 1, 1996, the Company's revenues were $9.5 million for the period ended September 30, 1996. Increases in programming and production revenues, consulting revenues and talent representation fees were partially offset by lower event management revenues. The decrease in event management revenues was the result of a sponsor not renewing its participation in the Major League Baseball All-Star Balloting Program for 1997.


         The Company's revenues for the nine months ended September 30, 1997 and 1996, respectively, on a pro forma basis, giving effect to the 1996 Acquisitions and the 1997 Acquisitions as if they had occurred on January 1, 1996, would have consisted of the following:


                                               Nine Months Ended
                                                 September  30,
                                               1996            1997
                                               ----            ----
Event Management                           $10,901,000    $  9,514,000
Television Production                        3,782,000       4,890,000
Marketing                                      204,000       1,004,000
Talent Representation                        5,785,000       7,352,000
Consulting Services                          1,682,000       2,743,000
                                           -----------     -----------
                                           $22,354,000     $25,503,000
                                           ===========     ===========

The increase in pro forma revenues of $3.1 million, or 14.1%, for the nine months ended September 30, 1997 as compared to the comparable period for 1996, is attributable to the matters discussed above as well as the increased revenues from QBQ's concert bookings and ProServ's event management revenues from the AT&T Challenge Cup (an ATP tennis tournament). Pro forma revenues include revenues from the Canon Shoot-Out for both periods; however, the sponsorship agreement for this event is scheduled to expire in December 1997, and there can be no assurance that the Company will be able to continue its participation in this event.

         The Company's operating expenses of $7.6 million for the 1997 period increased $6.4 million from $1.2 million in the 1996 comparable period principally as a result of the inclusion of the operations of the 1996 Acquisitions subsequent to their acquisition. Operating expenses increased approximately $1.9 million, or 33%, in 1997 as compared to 1996 on a pro forma basis for the 1996 Acquisitions principally due to the increased television production and programming activity in 1997, partially offset by the discontinuance of the one-time event management engagement. On a pro forma basis giving effect to the 1996 Acquisitions and the 1997 Acquisitions, operating expenses increased $945,000, or 6.2%, principally as a result of the matters discussed previously with further offsets by the reductions in ProServ's operating expenses as a result of its restructuring program begun in 1996. Pro forma cost savings of $386,000 related to contractually required reductions in personnel costs were included in both periods.

         General and administrative expenses were approximately $4.5 million for the period ended September 30, 1997 as compared to $1.2 million for the prior year period and $3.7 million for the 1996 period pro forma for the 1996 Acquisitions. The increase was principally the result of the increased staffing and occupancy costs required in support of the increase in the corporate infrastructure required for the Company's expanded business operations. On a pro forma basis giving effect to the 1996 Acquisitions and the 1997 Acquisitions, general and administrative expenses increased $371,000 in the 1997 period from approximately $6.9 million in the prior year. ProServ's general and administrative expenses decreased by approximately $938,000 in 1997 as a result of its restructuring program, which was offset by the increases in the expenditures for the infrastructure to support the Company's expanded operations. Pro forma cost savings of $805,000 related to contractually required reductions in personnel, officers' salaries and benefits and other costs applicable to ProServ and QBQ were included in both periods.

         The Company's operating loss for the nine months ended September 30, 1997 was approximately $431,000 compared to approximately $1.0 million for the same period in 1996. On a pro forma basis, giving effect to the 1996 Acquisitions as if they had occurred on January 1, 1996, the Company had an operating loss of $431,000 compared to $72,000 for the same period in 1996. The changes in the operating loss as reported and pro forma relate to the inclusion of the operations of the 1996 Acquisitions after their acquisition offset by the increases in the Company's infrastructure to support its expanded operations. In addition, the 1997 operating loss includes non-cash charges of $257,000 versus $32,000 and $113,000 for the 1996 period, as reported and pro forma, respectively. Giving effect to the inclusion of the operations of ProServ and QBQ on a pro forma basis, the Company had operating income of approximately $796,000 in 1997 compared to an operating loss of $865,000 in the prior year nine-month period. The operating results for each period include charges for the amortization of the excess of the purchase price over the net assets acquired in the 1997 Acquisitions of $765,000.

         The Company's net loss for the nine months ended September 30, 1997 was approximately $1.5 million compared to a net loss of $1.1 million and $117,000, as reported and pro forma for the 1996 Acquisitions, respectively, for the prior year period. The 1997 net loss includes a one-time financing charge of approximately $864,000, including interest, related to the Bridge Financing for the Company's Tender Offer for its outstanding warrants. The 1997 net loss includes a tax provision of $77,000 versus a tax benefit of $113,000 for the 1996 pro forma results. On a pro forma basis giving effect to the 1996 Acquisitions and the 1997 Acquisitions, the net loss applicable to common stockholders was approximately $464,000 and $1.1 million for the nine months ended September 30, 1997 and 1996, respectively. The pro forma net loss applicable to common stockholders for both periods include a charge of $227,000 related to the accretion of the Company's potential obligation under the put option on the common stock issued in connection with the ProServ Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal sources of working capital have been net proceeds of approximately $1.4 million from a private placement of debentures, which was completed in August 1996, advances by stockholders aggregating $767,000 and net proceeds of approximately $15.6 million from its IPO, which was completed in December 1996. At September 30, 1997, the Company had working capital of approximately $2.4 million. In October and November 1997, the Company completed the Secondary Offering and received net proceeds of $39.1 million. Of the net proceeds for the Secondary Offering, approximately $17.4 was paid in connection with the 1997 Acquisitions and approximately $10.6 million was used to repay the borrowings under the Bridge Facility, as further described below. Working capital as of September 30, 1997, on a pro forma basis giving effect to the 1997 Acquisitions and the Secondary Offering would have been approximately $15.7 million.

         The Company purchased ProServ for an aggregate purchase price of $10.8 million in cash and the issuance of 250,000 shares of Common Stock and repaid approximately $2.4 million of the outstanding indebtedness of ProServ. The shares issued in connection with the purchase of ProServ are subject to certain put and call options. The holder of the put option, at any time within the 60 day period following the second anniversary of the consummation of the ProServ Acquisition, may elect to transfer to the Company up to all of the remaining common stock held by the option holder at a price per share of $7.70 (up to approximately $1.9 million in the aggregate). In addition, at any time between the 61st and 90th day following the second anniversary of the consummation of the ProServ Acquisition, the Company may purchase 50% of the common stock held by option holder at a price per share of $7.70 (up to $962,500 in the aggregate).

         The Company also purchased certain assets of QBQ for an aggregate purchase price of approximately $6.7 million, of which $2.0 million was paid by the issuance of 314,812 shares of common stock, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company deposited 78,702 shares of common stock with a value of approximately $500,000 into an escrow account, to be released to QBQ in the event that certain financial performance goals are achieved with respect to the acquired assets in any of the first four full fiscal years following the consummation of the QBQ Acquisition. In connection with the QBQ Acquisition, the Company loaned $1.5 million to the sole shareholder of QBQ, on a non-recourse basis, secured by the common stock issued in the QBQ Acquisition. The acquisition agreement also provides that, at any time within the 30-day period following the first to occur of (i) the second anniversary of the consummation of the QBQ Acquisition or (ii) an Acceleration Event (as defined), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it received in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of the second anniversary of the closing of the QBQ Acquisition or a Pledge Event (as defined), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million. In addition, if the QBQ Escrow Shares are released from escrow at any time within the first 30 days after the second anniversary of the consummation of the QBQ Acquisition or an Acceleration Event, (i) QBQ may, at its option, elect to transfer up to 75% of the QBQ Escrow Shares to the Company for an aggregate purchase price of up to $375,000 and (ii) the Company may, at its option, elect to purchase up to 50% of the QBQ Escrow Shares for an aggregate purchase price of up to $750,000.

         On July 23, 1997, the Company commenced a tender offer to purchase all of the 4,519,162 outstanding warrants at a cash purchase price of $2.40 per warrant ("Tender Offer"). On August 26, 1997, the Company entered into a loan agreement (the "Bridge Facility") with The Huff Alternative Income Fund, L.P. ("Huff"), pursuant to which Huff agreed to loan to the Company up to $11.5 million in order to allow the Company to purchase warrants in the Tender Offer and to pay related fees and expenses. On September 11, 1997, the Company borrowed $10.6 million pursuant to the Bridge Facility and purchased 3,991,659 warrants pursuant to the Tender Offer. On October 14, 1997 the Company repaid the amount borrowed from the proceeds of the Secondary Offering. In connection with the Bridge Facility, the Company paid Huff fees and expenses of $362,000 and issued to Huff immediately exercisable options to acquire an aggregate of 105,000 shares of common stock, at an exercise price per share of $2.25, subject to adjustment in certain circumstances. The Huff Options will expire in 2007. The Company also paid $108,000 to Huff for interest for the period the loan was outstanding.

         In connection with the 1996 Acquisitions, the Company agreed to pay $2.5 million to the former stockholders of SMTI and A&A in five equal annual installments which began on April 1, 1997. In addition, the agreement relating to the acquisition of SMTI provided that SMTI is to distribute to its former stockholders, by means of a dividend, an amount equal to 40% of the accumulated adjustments account of SMTI. It is contemplated that the distribution will approximate $382,000 and will be paid in December 1997.

         While the Company has not entered into agreements relating to any acquisitions, it intends to continue to expand its operations through further acquisitions of companies, events and employees. In the event the Company identifies attractive acquisition candidates, the Company intends to use funds from working capital to finance such acquisitions.

         Although the Company's strategy involves continued expansion through acquisitions, there can be no assurance that the Company will be able to identify and acquire additional suitable businesses or obtain the financing necessary to complete such acquisitions. After the utilization of the net proceeds from the Secondary Offering, acquisitions may involve debt financing (which would require payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may be dilutiive to the ownership interests of the Company's then existing stockholders). Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of goodwill, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any. In addition, if the Company is required to repurchase shares issued in connection with the 1997 Acquisitions, there can be no assurance that the Company will have funds available for such repurchases.

         In October 1996, the Company entered into a lease for new facilities, which requires initial annual rent of $537,000 commencing November 1997, subject to certain increases. The Company intends to incur capital expenditures of approximately $1.5 million (net of landlord contribution) to furnish its new office space, complete leasehold improvements and install a computer network. As of September 30, 1997, the Company has expended approximately $1.2 million in connection with its new headquarters and took occupancy in early July 1997.

         Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet the Company's working capital requirements for the foreseeable future.

PART II     OTHER INFORMATION.

ITEM 2. CHANGES IN SECURITIES.

(a)-(b) not applicable.

(c) In October 1997, the Company issued 250,000 shares of Common Stock to Donald Dell in connection with the Company's acquisition of ProServ, Inc.

         In October 1997, the Company issued 393,514 shares of Common Stock to Dennis Arfa, including 78,702 shares held in escrow and subject to forfeiture under certain circumstances, in connection with the Company's acquisition of substantially all the assets of QBQ Entertainment, Inc.

         In August 1997, the Company granted to The Huff Alternative Income Fund, L.P. ("Huff") an immediately exercisable option to purchase 100,000 shares of the Common Stock. In September 1997, the Company granted to Huff an additional immediately exercisable option to purchase 5,000 shares of Common Stock. The exercise price for these options is $2.25 per share and the options expire 10 years from the date of grant. These options were granted in partial consideration for Huff's agreement to provide the financing used to purchase the Company's warrants in the Tender Offer.

         In August 1997, the Company granted to Mr. Sillerman an immediately exercisable option to purchase 10,000 shares of Common Stock at a price per share of $5.00. The option expires in August 1997. The option was granted in partial consideration for Mr. Sillerman's personal guarantee of $500,000 as collateral for a certain letter of credit obtained by the Company.

         In September 1997, the Company granted to The Sillerman Companies, Inc. an option to purchase 200,000 shares of Common Stock at a price per share of $7.00. The option expires in September 2002. This option was granted in consideration for certain consulting services provided by TSC in connection with the Tender Offer.

         All of the above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

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

10.1 Purchase and Sale Agreement dated as of June 25, 1997, by and among ProServ, Inc., ProServ Television, Inc., Donald L. Dell and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on July 23, 1997).

10.2 Amendment to Purchase and Sale Agreement, dated August 19, 1997, by and among ProServ, Inc., ProServ Television, Inc., Donald L. Dell and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.19A to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on September
         15, 1997).

10.3 Stock Purchase Agreement, dated July 2, 1997 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on September 15, 1997).

10.4 Agreement, dated as of July 18, 1997, by and between William Allard and The Marquee Group, Inc. (incorporated by reference to Exhibit
         10.22 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on September 15, 1997).

10.5 Amendment to Agreement, dated as of September 9, 1997, by and between William Allard and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.22A to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on September 15, 1997).

10.6 Agreement, dated September 12, 1997, between Jeff Knapple and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on September 15, 1997).

10.7 Agreement, dated September 12, 1997, between Ivan Blumberg and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No.1 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Company on September 15, 1997).

10.8 Asset Purchase and Sale Agreement, dated as of July 21, 1997, by and among QBQ Entertainment, Inc., Marquee Music, Inc., Dennis Arfa and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Reg. No. 333-31879), filed with the Commission on July 23, 1997).

10.9 Bridge Financing Agreement, dated as of August 26, 1997, by and among The Marquee Group, Inc., the Subsidiary Guarantors and The Huff Alternative Income Fund, L.P. (incorporated by reference to Exhibit 99.(a)(4) to Schedule 13E-3/A filed with the Commission on August 26,
         1997).

10.10 Option Agreement, dated August 26, 1997, between The Marquee Group, Inc. and The Huff Alternative Income Fund, L.P. (incorporated by reference to Exhibit 99.(a)(4) to Schedule 13E-3/A filed with the Commission on August 26, 1997).

10.11 Marketing Agreement, dated as of October 1, 1997, by and between Sports Marketing & Television International, Inc. and Breeders' Cup Limited. The Company has applied to the Commission for confidentiality treatment with respect to portions of this agreement.

10.12 Employment Agreement, dated October 14, 1997, between The Marquee Group, Inc. and Donald Dell (incorporated by reference to Exhibit
         10.2 to the Form 8-K (File No. 0-21711) filed with the Commission on October 29, 1997).

10.13 Employment Agreement, dated July 18, 1997, between The Marquee Group, Inc. and William Allard (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 0-21711) filed with the Commission on October 29, 1997).

10.14 Employment Agreement, dated October 14, 1997, between The Marquee Group, Inc. and Dennis Arfa (incorporated by reference to Exhibit
         10.4 to the Form 8-K (File No. 0-21711) filed with the Commission on October 29, 1997).

27.      Financial Data Schedule.

        (b)      Reports on Form 8-K

         On July 24, 1997, the Company filed a Form 8-K under Item 5 (Other Events) thereof, disclosing (i) the execution of agreements to acquire of ProServ, Inc., and ProServ Television, Inc. (ii) the execution of an agreement to acquire substantially all the assets of QBQ Entertainment, Inc.,
(iii) the commencement of the Company's tender offer to purchase all of the Company's outstanding Warrants and (iv) the filing of a Registration Statement relating to the Company's offering of its common stock.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                       THE MARQUEE GROUP, INC.



                                     /S/ JAN E. CHASON
                                         JAN E. CHASON
NOVEMBER 14 , 1997                       CHIEF FINANCIAL OFFICER AND TREASURER