Form 10KSB
period 1997-12-31
MARQUEE GROUP INC
filed 1998-03-30
CIK 1019072

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                For the fiscal year ended December 31, 1997 OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                 For the transition period from       to

                       Commission file number: 0-21711

                           THE MARQUEE GROUP, INC.
                (Name of small business issuer in its charter)

                       DELAWARE                               13-3878295
            (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)              Identification No.)

  888 SEVENTH AVENUE, 37TH FLOOR, NEW YORK, NEW YORK            10019
       (Address of principal executive offices)               (Zip code)


                                (212) 977-0300
               (Issuer's telephone number, including area code)

        Securities registered under Section 12(b) of the Exchange Act:

                                    Name of Each Exchange
       Title of Each Class           on Which Registered
-------------------------------  --------------------------
  COMMON STOCK, $.01 PAR VALUE     AMERICAN STOCK EXCHANGE

        Securities registered under Section 12(g) of the Exchange Act:

                                     None

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

   Issuer's revenues for fiscal year ended December 31, 1997: $21,268,000

   As of March 20, 1997, there were 17,912,677 shares of the Issuer's Common Stock, $.01 par value per share, outstanding. The aggregate market value of Common Stock held by non-affiliates of the Issuer, as of such date was approximately $67,172,538 (based on the closing price of $3.75 per share as reported by The American Stock Exchange).

   Documents incorporated by reference: Definitive Proxy Materials to be filed for the 1998 Annual Meeting of Stockholders--Part III, Items 9, 10, 11, and 12.

                                    PART I

ITEM 1--BUSINESS

GENERAL

   The Marquee Group, Inc. (the "Company") believes that it is one of the leading providers of integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. The Company's event management, television programming and production and marketing services involve managing sporting events, producing sports television programs and marketing professional and collegiate athletic leagues and organizations. The Company also arranges and negotiates sports and entertainment-related television rights, advertising, corporate sponsorships and entitlements (or naming rights) for its clients. The talent representation services provided by the Company include negotiating employment agreements and creating and evaluating various business opportunities for sports, news and entertainment personalities. The Company also provides a variety of consulting services to clients either engaged in, or seeking exposure in, sports and entertainment-related industries.

   In recent years, significant developments in mass media, including the growth of satellite communications and cable television, have resulted in expanded national and international exposure of sports, news and entertainment events and programming. The increased exposure of sporting and entertainment events and of high profile personalities has expanded the need for the types of services provided by the Company and has given rise to significant additional revenue sources, such as corporate sponsorships and entitlements to events and venues. The Company seeks opportunities in these markets through its existing contacts and resources.

   The Company was organized in July 1995 by Robert M. Gutkowski and Robert F.X. Sillerman. Mr. Gutkowski is the Company's President and Chief Executive Officer and has over 20 years of experience in the television, sports and entertainment industries. He served as President of Madison Square Garden Corporation (which included overall responsibility for MSG Cable Network) from November 1991 until September 1994. Mr. Sillerman is the Chairman of the Company, and his principal occupation is Executive Chairman of the Board of Directors of SFX Broadcasting, Inc. ("SFX Broadcasting"), a publicly-traded company which owns and operates radio stations, and Executive Chairman of the Board of Directors of SFX Entertainment, Inc. ("SFX Entertainment"), a subsidiary of SFX Broadcasting which is engaged in the live entertainment business. SFX Broadcasting intends to spin-off SFX Entertainment to its stockholders and to merge with another company, at which time it is anticipated that Mr. Sillerman will become principally employed by SFX Entertainment.

   From the time of its organization until its initial public offering in December 1996 (the "IPO"), the Company developed its sports television programming and production, marketing and consulting business and negotiated its initial acquisitions. Simultaneously with the IPO, the Company acquired Sports Marketing and Television International, Inc. ("SMTI"), a leading provider of television programming and production and marketing services in the sports and other entertainment industries since 1984, and Athletes & Artists, Inc. ("A&A"), a sports and news talent representation firm founded in 1977, which has a client list that includes premier athletes, sports and news broadcasters and media executives (collectively, the "1996 Acquisitions"). Since the IPO, the Company has continued to grow by hiring individuals whose businesses and expertise complement those of the Company and by providing services to an increasing number of clients. In October 1997, the Company acquired ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ"), an established provider of international sports events management, television programming and production, marketing, talent representation and consulting services, and substantially all of the assets of QBQ Entertainment, Inc. ("QBQ"), a company that books tours and appearances for a variety of entertainers (collectively, the "1997 Acquisitions"). The Company financed the 1997 Acquisitions with the proceeds from its public offering of 8.5 million shares of Common Stock which was completed in October and November of 1998 (the "Second Offering"). Through both acquisitions and internal growth, the Company has developed or substantially expanded its event management, television programming and production, marketing, talent representation and consulting capabilities.

1997 ACQUISITIONS

   ProServ Acquisition. In October 1997, the Company acquired ProServ, an established provider of international sports event management, television programming and production, marketing, talent representation and consulting services. ProServ was founded in 1969 by the then-Captain of the U.S. Davis Cup team, Donald Dell, who also co-founded the Association of Tennis Professionals ("ATP") and pioneered the commercial development of tennis as a major international sport. Mr. Dell continues to serve as the chairman and chief executive officer of ProServ and is also a director of the Company. ProServ provides many of the same services that the Company provides and, as a result, the Company anticipates sharing business development opportunities, contacts and expertise. In addition, although the Company's primary operations have been in the United States, the Company believes ProServ's existing international operations will facilitate the Company's goal of becoming a major competitor in the burgeoning business of international sports, particularly in European and Pacific Rim markets. The aggregate purchase price for ProServ was approximately $10.8 million in cash (excluding the repayment of approximately $2.5 million in debt) and the issuance of 250,000 shares of Common Stock. The Company may also be obligated to make additional payments of up to $2.5 million over the next four years based upon ProServ's financial performance. See "Management's Discussion and Analysis or Plan of Operation."

   QBQ Acquisition. In October 1997, the Company, also acquired the assets of QBQ, a company that books tours and appearances for a variety of entertainers. Since its founding in 1986, QBQ has developed relationships with, and has provided booking and touring representation services to, a variety of musicians and groups, including Billy Joel, Metallica, Lynyrd Skynyrd, Luther Vandross, Michael Bolton and Bruce Hornsby. The Company believes that the music business offers commercial opportunities similar to the sports business, such as corporate sponsorships and entitlements. Mr. Gutkowski has significant expertise in the music concert business, having served as President of Madison Square Garden Corporation, a premier indoor concert venue, and has been actively involved in various aspects of the music concert business, including production of televised concerts. Dennis Arfa, the founder and chief executive officer of QBQ, will continue to serve as the chief executive officer of QBQ. The aggregate purchase price for QBQ was approximately $3.1 million in cash, $1.6 million payable in annual installments over eight years and the issuance of 393,514 shares of Common Stock, including 78,702 shares held in escrow and subject to forfeiture if certain financial performance tests are not met. See "Management's Discussion and Analysis or Plan of Operation."

TENDER OFFER

   In September of 1997, the Company completed a tender offer (the "Tender Offer") for 3,991,659 of the Company's warrants ("Warrants") at a cash purchase price of $2.40 per Warrant. Each Warrant was exercisable for one share of Common Stock at a purchase price of $7.50.

PENDING ACQUISITION

   In March 1998, the Company entered into a non-binding letter of intent to acquire Alphabet City Industries and Alphabet City Sports Records, Inc. (collectively, the "Pending Acquisition"),both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors. Alphabet City Industries produces national television spots, in-arena video programming and radio advertising campaigns for such clients as Foot Locker and Coca-Cola. Alphabet City Sports Records, Inc. develops music compilation compact discs for sports teams such as the Chicago Bulls, the Green Bay Packers and the Denver Broncos which it distributes through retail chain stores. The aggregate purchase price for the Pending Acquisition will be approximately $3.0 million in cash and $1.0 million in shares of Common Stock. In addition, the Company may be obligated to make additional payments based upon the financial performance of the acquired businesses. In connection with entering into the letter of intent, the Company advanced Alphabet City Industries $350,000. There can be no assurance that the Pending Acquisition will be consummated as presently contemplated or at all. The Company intends to continue to identify and negotiate acquisitions both within its existing lines of businesses and within complementary lines of businesses. See "--Risk Factors--Uncertainty Related to Acquisition Strategy."

   In order to capitalize on the opportunities available in the sports, news and other entertainment industries, the Company has developed an operating and acquisition strategy consisting of the following major elements:

OPERATING STRATEGY

   Enhance Revenues by Offering Integrated Services. The Company intends to continue to enhance its revenues from its event management, television programming and production, marketing, talent representation and consulting businesses by offering integrated sports and entertainment-related services. The Company will continue to cross-promote its various services by offering additional complementary services within its lines of business to new and existing clients. For example, in connection with a particular event, the Company may organize the event, provide the talent and/or broadcasters, produce the television coverage, sell the corporate advertising and sponsorships and negotiate the distribution and other ancillary rights. It is the Company's intention to expand its involvement with current clients for whom it provides less than a full complement of services, and to market its full service capabilities to new clients by emphasizing its ability to deliver integrated services, thereby relieving the client of the costly and inefficient burden of sourcing multiple providers. Furthermore, where possible, the Company intends to create and/or seek ownership interests in sports and entertainment-related events in order to maximize its earnings potential from such events.

   Increase Breadth of Services. The Company intends to continue to expand its current lines of business to provide a more comprehensive array of services to its clients. As the needs of companies utilizing advertising and marketing services become increasingly sophisticated, the Company believes that its clients will require a broader range of the types of services it provides. The Company will utilize its breadth of services, its financial resources, its heightened visibility and its management's experience and reputation to provide it with expanded opportunities. For example, the Company's financial resources may enable it to create or purchase ownership interests in sporting events and develop in-house television production capabilities. In addition, the Company has began developing certain speciality services such as the brokering of team franchise sales, the sale of entitlements to sports stadiums and the representation of women in sports and the marketing of women's sports events.

   In addition, the Company intends to continue to expand its consulting business in order to utilize management's substantial expertise in various aspects of sports and entertainment event management, television programming and production and marketing. Through its wide array of activities, the Company is able to gain experience and insight into the overall economics and developments in the sports and other entertainment industries, including such issues as pricing, marketability, logistics and publicity. Various sports and entertainment-related businesses require such expertise in order to maximize revenues from activities such as team and event ticket sales, venue management, sales of television rights, program development and obtaining and maintaining sponsorships. The Company is also able to use its expertise in advising businesses that are seeking exposure through sports and entertainment events.

   Increase International Market Penetration. The Company intends to continue to pursue expansion opportunities in international markets, focusing on the European and Pacific Rim markets. The Company believes that the sports, news and entertainment industries in these markets are less developed than in the United States and therefore present significant opportunities for the Company. The Company also believes that, over the next few years, these international markets will exhibit rapid growth, in which case there will be significant opportunities to provide the types of services offered by the Company. The Company currently has offices or representatives in England, Australia and Japan and is negotiating with respect to acquisitions in Europe. The Company is also negotiating with respect to a joint venture in the People's Republic of China which would develop sports events and media and entertainment projects in China.

ACQUISITION STRATEGY

   As part of its strategy to provide comprehensive services to sports, news and entertainment-related businesses, the Company intends to continue to expand through the acquisition of companies and events and through attracting individuals with relevant expertise, both within its existing lines of business and within complementary lines of business. The Company believes that the highly fragmented nature of its industry offers many attractive acquisition opportunities, and the Company intends to rely on the experience of its management team to continue to identify acquisition candidates whose businesses will complement the Company's existing operations and whose operations may be constrained by lack of capital. In particular, the Company intends to focus on consolidation opportunities presented by privately-held competitors of moderate size. In the European and Asian markets, the Company intends to focus on companies with an established presence in their market and experienced management. The Company believes that it is one of the few publicly-traded companies within its industry, and, as a result, the Company will have certain advantages over many of its smaller competitors in negotiating and consummating acquisitions. To date, the Company has no agreements to acquire any companies other than the Pending Acquisition. See "--Risk Factors--Uncertainty Related to Acquisition Strategy."

SERVICES PROVIDED BY THE COMPANY

   The Company believes that it is one of the leading integrated providers of comprehensive event management, television programming and production, marketing, talent representation and consulting services within the sports, news and entertainment industries. The following are descriptions of the Company's lines of business:

 Event Management, Television Programming and Production and Marketing
Services

   The Company manages sporting events, produces sports television programs and markets professional and collegiate athletic leagues and organizations. The Company also arranges and negotiates sports and entertainment-related television rights, advertising, corporate sponsorships and entitlements for its clients. The Company mainly derives its revenue for these services from commissions and/or fees for managing sporting events, selling broadcast rights to television networks and cable stations, packaging an event for a particular corporate sponsor, producing and distributing television programming or videos and selling entitlements and signage to sporting events and venues. For an event in which the Company has ownership rights, the Company derives revenues from the various revenue streams associated with the event's operations.

   Although they may vary from event to event, the Company's activities in event management include site selection, recruitment of athletes or personalities, procurement of television coverage, merchandising, sale of corporate sponsorship, creation of corporate hospitality programs and general administrative duties, including contract negotiation and scheduling. The Company generally receives fixed fees and/or commissions, generally ranging from 15% to 35% of the contracted amount, although these fees and commissions are negotiated between the parties on an event-by-event basis. The Company's corporate sponsorship projects are generally on a short-term basis and may not be evidenced by written agreements in advance of Company expenditures or at all, which the Company believes to be common in its industry. See "--Risk Factors--Nature of Contracts."

   The Company provides event management, television programming and production and/or marketing services to many clients or events, including the following:

                                                                                   FIRST YEAR OF
             PROJECT                    SPORT/FOCUS          SERVICES PROVIDED      AFFILIATION
-------------------------------  ------------------------ ----------------------  ---------------
The Breeders' Cup Championship   Thoroughbred horse       Event management,             1984
                                  racing                   television production
                                                           and marketing
The Hambletonian................ Harness horse racing     Television production         1985
                                                           and marketing
Legg Mason Tennis Classic ...... Tennis                   Event management  and         1969
                                                          marketing
AT&T Challenge*................. Tennis                   Event management,             1986
                                                           television production
                                                           and marketing
U.S. Open Tennis Championship  . Tennis                   Television marketing          1989
French Open Tennis               Tennis                   Television marketing          1991
 Championship...................
Isuzu Celebrity Golf                                      Event management  and         1991
 Championship*.................. Golf                     marketing
NCAA Championships ............. Collegiate sports        Television marketing          1993
ESPN Boxing .................... Boxing                   Television production         1996
ESPN-Subaru American Outback ... Wilderness television    Television production         1996
                                  series
The PBA Tour.................... Bowling                  Television production         1996
                                                           and marketing
U.S. Open Professional Figure    Figure skating           Television production         1996
 Skating Championship...........                           and marketing
More Than a Game ............... Sports television series Television production         1997
The Guardian Direct Cup......... Tennis                   Event management,             1997
                                                           television production
                                                           and marketing
Little League Baseball.......... Baseball                 Television production         1997
                                                           and marketing
Sale of Entitlements, Team                                Sale of entitlements,         1997
 Sponsorships and                Professional and          team sponsorships and
 Signage for Stadiums........... Collegiate Sports         stadium and concourse
                                                           signage

------------
*      The Company has an ownership interest in these events.

   The Breeders' Cup Championship. In 1984, SMTI, together with the Thoroughbred Racing Association and NBC Sports, created The Breeders' Cup Championship. This event consists of an annual series of thoroughbred horse races held at a rotating series of racetracks, including Churchill Downs, Santa Anita and Belmont Park. As co-creator of The Breeders' Cup Championship, SMTI handles substantially every management, television production, marketing and sponsorship aspect of the event. The Company has entered into a marketing agreement (the "Breeders' Cup Agreement") with Breeders'

Cup Limited ("BCL"), pursuant to which the Company was granted the right to provide general marketing consultation, sales of broadcast and sponsorship rights, television advertising production, media placement, publicity, public relations, television and video production, production of promotional materials, merchandising and licensing of BCL in connection with The Breeders' Cup Championship. The Company also supervises the televising of the event and has sold the television rights to NBC-TV, with which it works to create a four-hour broadcast. The Breeders' Cup Agreement terminates on December 31, 2000, unless terminated earlier in accordance with the terms of the agreement, including the termination, for any reason, of the Company's employment of Michael Letis or Michael Trager or the unavailability of Mr. Letis or Mr. Trager to perform the services necessary to enable the Company to comply with the terms of the Breeders' Cup Agreement. Giving pro forma effect to the 1997 Acquisitions as if such acquisitions had occurred on January 1, 1997, the Breeders' Cup Agreement would have accounted for approximately 17% of the Company's revenues for the year ended December 31, 1997. See "--Dependence upon a Limited Number of Clients and Events."

   The Hambletonian. Since April 1995, the Company has acted as the exclusive television agent for The Hambletonian, a premier event in harness horse racing held annually at The Meadowlands. The Company's responsibilities include negotiating all television contracts and producing the telecast of the event. The agreement expired in March 1998 and The Hambletonian has orally agreed to renew for an additional year.

   Legg Mason Tennis Classic. Since July 1969, when this event was first held, ProServ has operated all aspects of this event for the Washington Tennis Foundation, a non-profit group which runs programs for "at-risk" youths throughout the metropolitan Washington area. This event is a Championship Series event on the ATP tour that features 56 singles players and 28 doubles teams. ProServ's agreement to manage this event expires in 2005, although it can be terminated earlier under certain circumstances.

   AT&T Challenge. In January 1986, ProServ created the AT&T Challenge, a men's tennis tournament authorized by the ATP Tour that features 32 singles players and 16 doubles teams. ProServ owns the rights to this event, which serves as a major clay-court tune-up event for the French Open. ProServ provides all event management and television production services relating to the event, including ticket sales, sponsorship sales, player procurement, site preparation, public relations, television rights and event management.

   U.S. Open Tennis Championship. Since October 1990, ProServ has negotiated the sale of U.S. cable television rights to the U.S. Open Tennis
Championship. This event is one of only four Grand Slam events on the professional tennis tour. ProServ's agreement with respect to the U.S. Open Tennis Championship expires in October 2002.

   French Open Tennis Championship. Since 1991, ProServ has acted as the exclusive consultant and representative for the distribution and sale of all television rights to the French Open Tennis Championship in North America. The French Open Tennis Championship is another of the four Grand Slam events on the professional tennis tour. ProServ's agreement with the French Tennis Federation expires in January 2001.

   Isuzu Celebrity Golf Championship. In January 1995, the Company and NBC formed Celebrity Golf Championship, LLC (in which the Company owns a 25% interest) to conduct the Isuzu Celebrity Golf Championship. This event is an annual celebrity professional golf tournament held in Lake Tahoe, Nevada, where the competitors include well-known sports, entertainment and media personalities. In partnership with NBC, the Company organizes all aspects of the event, including event management, sponsorship sales and television production.

   NCAA Championships. Since December 1993, ProServ has had the right to sell, on behalf of the NCAA, all television rights outside the United States for most of the NCAA Championships, including the Final Four and the College World Series. ProServ's agreement with the NCAA expires in July 1998.

   ESPN Boxing. Since March 1996, the Company has produced all of the boxing matches broadcast on ESPN and ESPN2. In 1997, the Company produced approximately 50 such boxing matches. The

Company's television production services in connection with these boxing matches include reviewing sites, arranging for television cameras, lighting, audio and video equipment and technical facilities and coordinating the use of on-air broadcasters. The Company's agreement with ESPN expires in April 2000.

   ESPN-Subaru American Outback. In October 1996, the Company agreed to produce "Subaru America Outback," an outdoor television series featuring adventurers who take on the challenges of the wilderness. Twenty-four half-hour episodes aired on ESPN and ESPN2 in 1997.

   The PBA Tour. Since September 1996, the Company has served as the exclusive representative to the Professional Bowling Association's ("PBA") Pro Bowlers Tour, one of the longest-running sports series on network and cable television. In connection therewith, the Company handles sponsorship sales, television rights negotiations and television production. The Company receives a portion of the proceeds from the sale of television rights and fees for television production and sponsorship sales. The Company's agreement with the PBA expires in December 1999.

   U.S. Open Professional Figure Skating Championship. Since December 1996, the Company has licensed from the Professional Skaters Association the rights to the United States Open Professional Figure Skating Championship. The Company is the exclusive promoter of this event, with full financial and management responsibility for the event's operation. The Company has also agreed to produce two prime-time television specials annually featuring this event for United Paramount Network ("UPN"), a television network. The Company's licensing agreement expires in April 2001, subject to the right of the Company to renew for an additional five years, and its agreement with UPN expires in January 1999, subject to the right of UPN to renew for up to an additional three years.

   More Than a Game. In February 1997, the Company agreed with Raycom Sports, a television syndication company, to produce 52 episodes of "More Than a Game," a weekly syndicated sports magazine show featuring athletes and sports personalities who present examples of the positive side of sports. The episodes began airing in the third quarter of 1997.

   The Guardian Direct Cup. In October 1997, the Company entered into a joint venture to operate all aspects of The Guardian Direct Cup, a championship series on the ATP tour. In March 1998, the event was held in London, England. The agreement expires in 2000 and the Company has an option to renew for an additional two years.

   Sale of Entitlements, Team Sponsorships and Signage for Stadiums. The Company has entered into agreements to sell signage at Jack Kent Cooke Stadium in Washington D.C. and The Rose Bowl in Pasadena, California and to sell team sponsorships for the San Francisco Giants. In addition, the Company sold the entitlement to Staples Center in Los Angeles, California and has entered into an agreement to sell the entitlement to the stadium to be used by the Baltimore Ravens. The agreements to sell stadium signage and team sponsorships are generally short-term.

   Little League Baseball. In December 1997, the Company agreed to act as the exclusive sponsorship agency for Little League Baseball. The Company is also responsible for the television production for two of Little League's champion events. The agreement expires in December 1998 but may be terminated earlier at the Little League's option.

 Talent Representation

   The Company represents broadcasting, sports, news and entertainment personalities. These representation services encompass the negotiation of employment agreements and the creation and evaluation of endorsement, promotional and other business opportunities for such personalities. Fees for these services may be fixed, but ordinarily represent a percentage of income realized by the Company's clients through its efforts. The Company's fees generated from a particular client are not necessarily related to the prominence of such client. The Company's written representation agreements with its clients are generally terminable annually on 30 days' notice (although the Company will continue to be entitled to revenue streams generated during the remaining term of any contracts which the Company negotiated) and the Company does not have written representation agreements with certain of its clients, which the Company believes to be common in the industry. In addition, the Company's relationship with the talent which it represents may be dependent upon the Company's continued relationship with the particular agent who represents such talent. While the Company has agreements with many of its agents, there can be no assurance that they will continue to be employed by the Company during the term of such agreements. See "--Risk Factors--Nature of Contracts."

   The Company represents, or derives revenues from the representation of, over 500 professional athletes, broadcasters, musicians and entertainers, including:

                              SELECTED ATHLETES

 FOOTBALL             HOCKEY              MEN'S TENNIS        WOMEN'S TENNIS        BASKETBALL
Mark Chmura           Ken Dryden          Alex Corretja       Lindsay Lee           Kareem Abdul-Jabbar
Ben Coates            Jody Hull           Stefan Edberg       Corina Morariu        Marcus Camby
Irving Fryar          Brian Leetch        Petr Korda          Gabriela Sabatini     Avery Johnson
Joey Galloway         Darren Turcotte     Patrick Rafter      Natasha Zvereva       Shawn Kemp
Kevin Hardy           Sergei Zubov        Greg Rusedski                             Gheorghe Muresan
Billy Joe Hobert                          Stan Smith                                Nick Van Exel

                            SELECTED BROADCASTERS

 Kenny Albert         Christiane Amanpour     Willow Bay         Chris Berman
Len Berman            Wolf Blitzer            Vince Cellini      Bud Collins
Dan Dierdorf          John Donvan             Mike Emrick        Bill Geist
Jim Gray              Kevin Harlan            Leon Harris        Fred Hickman
John Hockenberry      Tom Jackson             Craig James        Brent Jones
Mark Jones            Jim Lampley             Steve Lyons        Sean McDonough
Al Michaels           Russ Mitchell           Brad Nessler       Eileen O'Connor
Judd Rose             Forrest Sawyer          Dick Schaap        Claire Shipman
Hannah Storm          Al Trautwig             Mike Tirico        Sam Wyche

   The Company, through QBQ, books tours and appearances for a variety of musicians, entertainers and groups. As a booking representative, QBQ is exclusively responsible for, among other things, evaluating and reserving particular concert venues, planning and scheduling concert routes and negotiating the entertainer's fees. In some instances, QBQ also negotiates merchandising agreements in connection with a concert tour. QBQ generally receives payment based upon a percentage of the entertainer's fees. QBQ has provided such booking and touring representation services to a variety of musicians, entertainers and groups including:

                     SELECTED MUSICIANS AND ENTERTAINERS

Billy Joel                       Bruce Hornsby       Def Leppard             Duran Duran
Michael Bolton                   Luther Vandross     Lynyrd Skynyrd          Metallica
Joan Jett & the Blackhearts      Richard Marx        Rodney Dangerfield      Styx

   QBQ's revenues are dependent, to a large extent, on the caliber of talent which it represents. Although many of the clients represented by QBQ have an extended history with QBQ, touring periodically over a number of years, generally, QBQ's agreements are for one-time tours or events and are not evidenced by written agreements. QBQ's revenues will vary depending on the timing, frequency and size of concert tours its clients conduct. QBQ's agreements with clients and venues regarding specific performances are generally not evidenced by written contracts until shortly prior to such performances. See "--Risk Factors--Nature of Contracts."

   The Company believes that transactions between personalities it represents and entities for which it produces events generally have been conducted at arms' length and on terms no less favorable to the personalities and entities than could be obtained from independent third parties. However, there can be no assurance that the Company will not have a conflict of interest between personalities and entities that it represents in differing capacities.

 Consulting

   The Company offers specialized consulting services to clients either engaged in, or seeking exposure in, the sports and entertainment-related industries. The Company's employees have substantial experience in all aspects of sports, news and entertainment event management, marketing, sales and television production. The Company's employees also have numerous personal contacts within the sports, news and other entertainment industries with individuals who work for companies that are in need of consulting services or are in a position to refer clients to the Company.

   Sports, news and entertainment-related businesses often require expertise in areas that are outside of their principal line of business. Such businesses may seek consultants to advise them in connection with team and event ticket sales, venue management of concert halls and sporting arenas, sales of television rights, program development, public relations and obtaining and maintaining sponsorships. In addition, businesses that are seeking exposure within the sports and entertainment industries may seek consultants to advise them on the most efficient way to reach their target audiences. The Company will seek to enter into agreements with businesses pursuant to which it will provide customized services in these and other areas. The Company provides consulting services to certain clients to which it also provides event management, television production and/or marketing services.

   The Company provides the following consulting services:

   Hershey Foods Corporation. Hershey Foods Corporation manufactures, distributes and sells a broad line of chocolate and non-chocolate confectionary, pasta and grocery products. Since October 1993, ProServ has provided consulting services to Hershey Foods Corporation. ProServ's consulting duties include strategic consulting regarding Hershey Foods Corporation's investments in sports and entertainment. ProServ provides such services pursuant to an oral understanding.

   Major League Baseball. Since September 1993, the Company has consulted with Major League Baseball Properties, Inc. in its negotiations with current and potential corporate sponsors. The Company also consults on the creation and management of sponsorship campaigns and derives fees for such services. The Company's representation of Major League Baseball Properties, Inc. is not evidenced by a formal agreement.

   Schering-Plough Corporation. Schering-Plough Corporation produces Claritin, a drug used in alleviating allergies and sinus problems. Since March 1997, ProServ has assisted in the promotion of Claritin by developing and implementing sponsorships of PGA Tour events and by creating a wide range of opportunities for consumers to sample Claritin. ProServ's agreement with Schering-Plough Corporation expires on December 31, 1998.

   Staples, Inc. Staples, Inc. owns and operates a chain of office products superstores. Since January 1994, ProServ has assisted Staples, Inc. in developing and implementing sponsorships of major league sports teams. ProServ's agreement with Staples, Inc. may be terminated by Staples, Inc. at its discretion.

DEPENDENCE ON A LIMITED NUMBER OF CLIENTS AND EVENTS; REVENUE RECOGNITION

   A significant portion of the Company's revenues to date has been derived from a small number of clients and events. On a pro forma basis, giving effect to the 1997 Acquisitions as if they had occurred on January 1, 1997, The Breeders' Cup Championship would have accounted for approximately 17% of the Company's revenues for the year ended December 31, 1997. Moreover, a limited number of clients and events represent a significant portion of the Company's revenues. The loss of any of these clients or events without a replacement could have a material adverse effect on the business and operations of the Company. See "--Risk Factors--Nature of Contracts."

   The Company's revenues vary throughout the year. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. However, as a result of the Company's recent entry into the business of representing professional football players and the 1997 Acquisitions, it is anticipated that the Company's revenues will be recorded substantially in the third as well as the fourth quarter.

COMPETITION

   The business of providing services in the sports, news and other entertainment industries is highly competitive. The Company's competitors include several large companies, such as Advantage International Inc. (part of the Interpublic Group of Companies, Inc.) and International Management Group in the sports industry and Creative Artists Agency, Inc., ICM Artists, Ltd. and the William Morris Agency, Inc. in the entertainment industry, certain of which have substantially greater financial and other resources than the Company. In addition, the Company competes with many smaller entities. The success of the Company will be dependent upon its ability to obtain additional event management, television production, marketing, talent representation and consulting opportunities and to generate revenues from such activities. The Company believes that it competes with other companies primarily on the basis of the experience of its management and the breadth of the services that it offers.

EMPLOYEES

   As of March 6, 1998, the Company had 132 full-time employees, none of whom was covered by a collective bargaining agreement. The Company considers its relations with its employees to be good. In addition, from time-to-time, the Company engages independent contractors to provide certain of the services required by its business.

RISK FACTORS

   Many of the statements, estimates, predictions and projections contained in this "Business" section and the "Management's Discussion and Analysis or Plan of Operation" section of this Annual Report on Form 10-K, in addition to certain statements contained elsewhere in this annual report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements are prospective, involving risks and uncertainties. While these forward-looking statements, and any assumptions on which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. The following risk factors should be considered carefully by the Company's stockholders and prospective investors in evaluating the Company and its business. The Company does not undertake to release publicly any revisions to forward-looking statements that may be made to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

   Limited Operating History; History of Losses; Future Charges to Operations. Although the Company was formed July 1995, it did not commence operations until January 1996 and did not complete the 1996 Acquisitions until December 11, 1996. For the period from July 11, 1995 (inception) through

December 31, 1995, the Company had no revenues or expenses. For the years ended December 31, 1996 and 1997, the Company had net losses applicable to common stockholders of $2.4 million and $1.3 million, respectively. On a pro forma basis, giving effect to the Second Offering and the 1997 Acquisitions as if they had occurred on January 1, 1997, the Company would have had a net loss applicable to common stockholders of $521,000 for the year ended December 31, 1997. There can be no assurance that these losses will not continue or that the Company will become profitable in the future. See "Management's Discussion and Analysis or Plan of Operation" and the Company's financial statements and the notes related thereto included herein.

   The Company has recorded and will continue to record substantial compensation and other non-cash charges to operations in connection with the 1997 Acquisitions and the issuance of securities to certain officers, directors and consultants. In connection with the 1997 Acquisitions, the Company recorded as intangibles, the excess of the purchase price over the net tangible assets acquired of approximately $24.0 million which will be amortized over twenty years. In addition, the Company will record charges to operations over the next two years aggregating $616,000 related to the Company's potential obligation to repurchase the shares of Common Stock issued in connection with the acquisition of ProServ and the Company will record charges to operations aggregating $696,000 over the next three to eight years related to imputed interest on certain indebtedness to the stockholders of SMTI, A&A and QBQ. Further, in connection with an employment agreement with one of its officers, the Company will recognize charges to operations aggregating $463,000 over the next four years. The Company has also placed in escrow (i) 1,275,000 shares of Common Stock in connection with its IPO (the "IPO Escrow Shares") which will be released to certain officers, directors and consultants of the Company if the Company meets certain financial thresholds and (ii) 78,702 shares of the Common Stock in connection with the acquisition of QBQ (the "QBQ Escrow Shares") which will be released if QBQ meets certain financial thresholds. In the event that the IPO Escrow Shares or the QBQ Escrow Shares are released from escrow, the Company may recognize, during the period in which the thresholds for release are probable of being met, a substantial non-cash compensation charge to operations, which will not be deductible for income tax purposes and which will have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. The recognition of these charges to operations may depress the market price of the Company's Common Stock. See "Management's Discussion and Analysis or Plan of Operation."

   Ability to Manage Growth and Integrate Acquisitions. The Company has grown rapidly since its formation in 1995, primarily as a result of acquiring the independently managed businesses of SMTI, A&A, ProServ and QBQ. The Company's growth may place a significant strain on the Company's management and operations. The Company's acquisitions (including the Pending Acquisition) could involve a number of risks, including the diversion of management's attention to the assimilation of the companies to be acquired, unforeseen difficulties in acquired operations, difficulties in integrating the operations of acquired businesses and potential conflicts of interest. See "--Potential Conflicts of Interest with SFX Entertainment." In addition, the Company's planned international expansion is likely to involve additional increased costs and risks, including those related to foreign regulation, currency fluctuations and exchange controls. There can be no assurance that the growth experienced by the Company will continue or that the Company will be able to manage any future expansion successfully. Furthermore, the Company's plans with respect to its acquisitions involve, to a substantial degree, strategies to increase revenue and to reduce operating expenses as a percentage of revenue. There can be no assurances that the Company will be able to implement its plans or that, if implemented, they will accomplish the desired objectives of increasing revenue or reducing operating expenses as a percentage of revenue. See "Management's Discussion and Analysis or Plan of Operation."

   Uncertainty Related to Acquisition Strategy. There can be no assurance that the Company will be able to identify and acquire additional suitable businesses or obtain the financing necessary to complete such acquisitions. Future acquisitions may involve debt financing (which would require payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may be dilutive to the ownership interests of the Company's then existing stockholders). Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of goodwill, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any.

   Nature of Contracts. Written representation agreements with clients are generally terminable annually on 30 days' notice (although the Company will continue to be entitled to revenue streams generated during the remaining term of any contracts which the Company negotiated), and written contracts for corporate sponsorship projects are generally of a short-term nature. The termination or expiration of the Company's contracts with certain clients could have a material adverse effect on the Company's operations. See "Business--Dependence on a Limited Number of Clients and Events; Revenue Recognition."

   Potential Conflicts of Interest. SFX Entertainment is a company that, among other things, is engaged in the live entertainment business, including the ownership of venues. Mr. Sillerman is the executive chairman of the board of directors, and Mr. Tytel is an executive vice president and a director of, SFX Entertainment. The Company anticipates that, from time to time, it will enter into transactions and arrangements (particularly, booking arrangements) with SFX Entertainment. In any transaction or arrangement with SFX Entertainment, Messrs. Sillerman and Tytel are likely to have conflicts of interest as officers and directors of the Company. These transactions or arrangements will be subject to the approval of the independent committees of the Company and SFX Entertainment, except that booking arrangements in the ordinary course of business will be subject to periodic review but not the approval of each particular arrangement.

   Dependence on Key Personnel. The Company's success depends, to a large extent, upon the continued contributions of certain key personnel. The Company's ability to obtain new event management, television production, marketing, talent representation and consulting agreements is dependent, to a large extent, on the strength of certain key personnel's relationships within the sports, news and other entertainment industries. The loss of any such key personnel would adversely affect the business of the Company.

   Influence by Management; Effects of Anti-takeover Provisions. The Company's officers and directors control approximately 26% of the total voting power of the Company (without giving effect to the exercise of Warrants and options held by such persons to purchase shares of Common Stock). As a result, such stockholders will be able to exert substantial influence over the election of the Company's Board of Directors and all other issues submitted to the Company's stockholders. The Company and certain of its principal stockholders have entered into a stockholders' agreement (the "Stockholders' Agreement") that places certain restrictions on the sale of shares by such stockholders and grants to such stockholders certain rights with respect to matters affecting corporate governance, including an agreement by such stockholders to vote for the nominees of such stockholders to the Company's Board of Directors. The existence of such restrictions and rights will solidify the control over the Company by existing officers and directors. The Company is also subject to a Delaware statute regulating business combinations, which could discourage, hinder or preclude an unsolicited acquisition of the Company and could make it less likely that stockholders receive a premium for their shares as a result of any such attempt.

   Shares Eligible for Future Sale. The Company has 17,912,677 shares of Common Stock outstanding and 527,503 Warrants outstanding as of March 20, 1998. Of the outstanding shares of Common Stock, a total of 12,658,550 shares are freely tradeable without restriction or further registration under the Securities Act, unless purchased or held by "affiliates" as that term is defined in Rule 144 under the Securities Act. Of the remaining 4,254,126 shares, 2,900,423 shares are "restricted securities" as that term is defined in Rule 144 and approximately 1,353,703 shares are held in escrow and subject to forfeiture. An aggregate of 2,261,539 of the shares that constitute restricted shares are eligible for sale subject to the manner of sale, volume and similar limitations of Rule 144, however, these shares are subject to the Lock-Up Agreements (as defined below). An additional 643,514 shares will become eligible for sale subject to the limitations of Rule 144 in October 1998. The Company's executive officers and directors, who own an aggregate of 4,453,596 shares of Common Stock and 253,496 Warrants, have entered into agreements (the "Lock-Up Agreements") with the underwriters in the IPO pursuant to which they have agreed not to sell or otherwise dispose of any shares of Common Stock, Warrants or other capital stock of the Company until December 5, 1998 without the prior written consent of the underwriter, except for certain limited exceptions. The underwriters in the IPO may, in their sole discretion, at any time and without notice release all or any portion of the shares of Common Stock subject to such agreements. In addition, the holders of the shares of Common Stock issued in the 1997 Acquisitions have agreed to restrictions on the sale or other disposition of such shares but have been granted registration rights for such shares. Sales of substantial amounts of Common Stock, or the possibility of such sales, could adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through a public offering of equity securities.

   Possible Adverse Effects of Authorization of Preferred Stock. The Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation") authorizes the issuance of 5,000,000 shares of preferred stock, par value $.01 per share ("Preferred Stock"), on terms to be fixed by the Company's Board of Directors without further stockholder action. The terms of any series of Preferred Stock, which may include priority claims to assets and dividends and special voting rights, could adversely affect the rights of holders of the Common Stock. The issuance of the Preferred Stock, while providing flexibility in connection with possible acquisitions, financing transactions and other corporate transactions, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring capital stock of the Company, which may adversely affect the market price of the Common Stock.

ITEM 2--DESCRIPTION OF PROPERTY

   The Company's executive offices are located at 888 Seventh Avenue, New York, New York, and are occupied pursuant to a lease which expires in October 2007. The Company also leases office space in Greenwich, Connecticut; Washington, D.C.; Los Angeles, California; Atlanta, Georgia; Scottsdale, Arizona; and Richmond upon Thames, England.

   The Company believes that its facilities will be sufficient for its current operations for the foreseeable future. However, the Company's expansion plans may require the Company to obtain the use of additional office space or other facilities in the future. The Company anticipates that such facilities will be available at a reasonable cost.

ITEM 3--LEGAL PROCEEDINGS

   The Company is a defendant in various legal actions, involving breach of contract and various other claims, which are incidental to the conduct of its business. In the opinion of management, there are no material threatened or pending legal proceedings against the Company which if adversely decided, would have a material effect on the financial condition or prospects of the Company.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to the Company's stockholders during the fourth quarter of 1997.

                                   PART II

ITEM 5--MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Since September 11, 1997, the Common Stock has been listed on the AMEX under the symbol "MRT." Prior to that date, the Common Stock was quoted on The Nasdaq Stock Market's SmallCap Market (the "Nasdaq SmallCap Market") under the symbol "MRQE" and was listed on the Boston Stock Exchange under the symbol "MRT."

   From December 6, 1996 (the first trading day after the effective date of the registration statement relating to the Company's IPO) until December 13, 1996, the shares of Common Stock and the Warrants traded only as units ("IPO Units") on the Nasdaq SmallCap Market and did not trade separately. On December 13, 1996, the IPO Units were separated into their constituent parts and began trading separately on the Nasdaq SmallCap Market. On March 13, 1997, the Common Stock and Warrants each commenced trading on the Boston Stock Exchange. On September 10, 1997, the Nasdaq SmallCap Market and the Boston Stock Exchange ceased trading the Common Stock and Warrants.

   The following table sets forth the high and low closing bid information for the shares of Common Stock of the Company, as reported by the Nasdaq SmallCap Market through September 10, 1997 and includes the closing sales price information on the AMEX subsequent to such date. Bid quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                             COMMON STOCK
                                           ----------------
YEAR ENDED DECEMBER 31, 1996                 HIGH     LOW
-----------------------------------------  ------- -------
Fourth Quarter (since December 13, 1996)    $ 6.00  $ 6.00
YEAR ENDED DECEMBER 31, 1997
-----------------------------------------
First Quarter ............................  $ 7.25  $ 6.00
Second Quarter ...........................   6.375    5.50
Third Quarter.............................   7.125    4.50
Fourth Quarter ...........................   6.938   3.125

   On March 20, 1998, the last reported sales price of the Common Stock as reported by the AMEX was $3.75 per share. The Company had 163 record holders of its Common Stock at such date.

DIVIDEND POLICY

   The Company has not declared or paid any cash dividends on its Common Stock since inception and does not anticipate declaring or paying any in the foreseeable future. The Board of Directors intends to retain future earnings, if any, to support the growth of the Company's business. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors and will depend upon the Company's profitability, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

ITEM 6--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

   The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. From the time of its formation until the consummation of the 1996 Acquisition, in December 1996, the Company was engaged in developing its sports television production, marketing and consulting business. In October 1997, the Company acquired ProServ (the "ProServ Acquisition") and QBQ (the "QBQ Acquisition") (collectively the "1997 Acquisitions"). The Company also completed the Second Offering of 8,500,000 shares of its Common Stock at $5.00 per share in October and November 1997.

   For all periods presented, the supplemental discussion and analysis of the results of operations on a pro forma basis include the Company, SMTI, A&A, ProServ and QBQ, as if they had always been members of the same operating group. The following discussion also contains certain forward-looking statements that involve risks and uncertainties. The Company's future results of operations could differ materially from those discussed herein. Stockholders and prospective investors should see "Business -- Risk Factors" for a discussion of factors that could cause or contribute to such differences. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

   The primary sources of the Company's revenues are fees from providing event management, television programming and production, sports marketing and consulting services and commissions from representation of sports, news and entertainment personalities. Revenues from events are recognized when the events are held. Revenues from television programming and production services are recognized when the programs are available for broadcast. Marketing revenues are recognized for guaranteed amounts when contractual obligations are met (subsequent royalties are recorded when received). Revenues from advertising services are recognized in the month the advertisement is broadcast or printed. Commissions based on profit or gross receipt participations are recorded upon the determination of such amounts. Consulting revenue is recognized as services are provided. Commissions from the Company's talent representation services are recognized as revenue when they become payable to the Company under the terms of the Company's agreements with its clients. Generally, such commissions are payable by clients upon their receipt of payments for performance of services.

   A significant portion of the Company's revenues to date has been derived from a small number of events and clients. On a pro forma basis, The Breeders' Cup Championship would have accounted for approximately 17% of the Company's revenues for the year ended December 31, 1997. The Breeders' Cup Agreement terminates on December 31, 2000, with an automatic renewal under certain circumstances, unless terminated earlier in accordance with the terms of the agreement, including the termination, for any reason, of the Company's employment of Michael Letis or Michael Trager or the unavailability of Mr. Letis or Mr. Trager to perform the services necessary to enable the Company to comply with the terms of The Breeders' Cup Agreement.

   The Company's most significant costs and expenses are salaries and television programming and production expenditures. Historically, general and administrative expenses were impacted by the levels of compensation and related benefits that the stockholders of SMTI, A&A, ProServ and QBQ received from their respective businesses during the periods when the companies were privately owned. ProServ has undergone an internal restructuring focused on reducing its operating expenses and eliminating business activities that do not provide adequate financial returns. The pro forma adjustments for the 1997 Acquisitions reflect contractually required reductions in personnel, officers' salaries and employee benefits, but do not reflect the effects of the ProServ restructuring since they are not directly attributable to the ProServ Acquisition.

   The Company has recorded and will continue to record substantial compensation and other non-cash charges to operations in connection with the 1997 Acquisitions and the issuance of securities to certain officers, directors and consultants. In connection with the 1997 Acquisitions, the Company recorded as intangibles the excess of the purchase price over the net tangible assets acquired of approximately $24 million which will be amortized over twenty years. In the event that shares of the Company's Common Stock subject to escrow agreements entered into in connection with the Company's IPO and the QBQ Acquisition are to be released from escrow, the Company may recognize, during the period in which the thresholds for release are probable of being met, a substantial non-cash compensation charge, which will not be deductible for income tax purposes and which will have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, the Company will record charges to operations over the next two years aggregating $616,000 related to the Company's potential obligation to repurchase the shares of Common Stock issued in connection with the ProServ Acquisition and the Company will also record charges to operations aggregating $696,000 over the remaining three to eight years related to imputed interest on the indebtedness to the former stockholders of SMTI, A&A and QBQ. Further, in connection with an officer's employment agreement, the Company will recognize a non-cash compensation charge of $463,000 over the next four years.

   The Company's revenues vary throughout the year. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. However, as a result of the Company's recent entry into the business of representing professional football players and the 1997 Acquisitions, it is anticipated that the Company's revenues will be recorded substantially in the third as well as the fourth quarter.

RESULTS OF OPERATIONS

   The Company's consolidated financial statements are not directly comparable from period to period because the Company consummated the 1996 Acquisitions and the 1997 Acquisitions in December 1996 and October 1997, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

   For the year ended December 31, 1997, the Company generated revenues of approximately $21.3 million compared to $2.9 million for the year ended December 31, 1996. The increase in revenues of approximately $18.4 million was principally attributable to the inclusion of the operations of the 1996 Acquisitions ($12.0 million) for the year and the 1997 Acquisitions ($1.6 million) from the date of acquisition. The balance of the increase in revenues was principally attributable to increases in the Company's television production and programming activities ($3.3 million) and consulting services ($1.0 million). The increase in television revenues included production of the US Open Professional Figure Skating Championship, the Senior Pro Tour for the PBA, a syndicated series -- "More Than A Game" and programming for various cable networks. The increase in consulting revenues was principally attributable to services rendered to Americast, a partnership of certain telephone companies, to assist in the creation of local sports networks for cable TV. The partners in Americast disbanded their programming development department and terminated the Company's contract as of September 27, 1997. Increases in talent representation revenues, which includes revenues from the new football division, were offset by a reduction in marketing revenues as result of two sponsors not renewing their participation in promotional programs for 1997.

   The increase in pro forma revenues of $5.0 million, or 17%, for the year ended December 31, 1997 as compared to the year ended December 31, 1996, is attributable to the matters discussed above as well as the increased revenues from the AT&T Challenge Cup (an ATP tennis tournament). Pro forma revenues include revenues from the Canon Shoot-Out for both periods; however, the sponsorship agreement for this event expired in December 1997 and the Company will not continue its participation in this event. The decrease in marketing was the result of the two sponsors not renewing promotional programs in 1997 as mentioned above as well as ProServ's loss of marketing programs partially offset by revenues from the sale of sponsorships for the PBA and others in 1997.

   The Company's operating expenses of $14.5 million for 1997 increased $11.9 million from $2.6 million in the prior year, principally, as a result of the inclusion of the operations of the 1996 Acquisitions

($6.6 million) for the entire year and the 1997 Acquisitions ($1.1 million) from the date of acquisition and the costs related to the increased television production and programming in 1997. On a pro forma basis, the Company's operating expenses increased approximately $2.8 million, or 13.6% in 1997 as compared to 1996, principally as a result of the increased television production and programming costs. Pro forma cost savings of approximately $600,000 related to contractually required reductions in personnel costs were included in both periods.

   General and administrative expenses were approximately $6.3 million for the 1997 as compared to $2.2 million for the prior year. The increase was principally the result of the inclusion of the operations of the 1996 Acquisitions for the year and the 1997 Acquisitions from the acquisition date and increased staffing and occupancy costs required to support the Company's expanded business operations. On a pro forma basis, general and administrative expenses decreased $400,000, or 4%, in 1997 from approximately $9.4 million in the prior year. The decrease is attributable to the restructuring program begun by ProServ in 1996. Pro forma cost savings of $1.0 million related to contractually required reductions in personnel, officers' salaries and benefits and other costs applicable to ProServ and QBQ were included in both periods.

   The Company's loss from operations for the year ended 1997 was approximately $23,000 compared to approximately $2.0 million for the prior year. On a pro forma basis, the Company would have reported income from operations of approximately $1.2 million in 1997 versus a loss of $1.9 million in 1996. The pro forma operating results include non-cash charges of approximately $1.4 million of depreciation and amortization (principally representing amortization of the intangibles arising from the 1997 Acquisitions) and deferred compensation charges of $145,000 and $6,000 in 1997 and 1996, respectively. The 1996 pro forma operating loss also includes a one-time charge related to the closing of ProServ's Paris office of $565,000.

   The Company's net loss was $1.3 million in 1997 versus a net loss of $2.4 million in 1996. The 1997 net loss includes one-time charges resulting from financing costs of approximately $868,000, including interest related to the bridge facility with respect to the Company's Tender Offer for its outstanding Warrants and a provision for loss on the abandonment of a lease of $466,000. The 1996 net loss includes a one-time financing charge of $193,000 related to the Company's sale of debentures in a private placement. The net loss applicable to common stockholders in 1997 and the pro forma net loss applicable to common stockholders for 1997 and 1996 includes charges of $59,000 and $301,000, respectively, related to the accretion of the Company's potential obligation under the put option on common stock issued in connection with the ProServ Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal source of working capital has been from the net proceeds of the sale of securities, including net proceeds of approximately $15.6 million from its IPO in December 1996 and net proceeds of approximately $38.6 million from the Second Offering in October and November 1997. Of the net proceeds of the IPO and the Second Offering, approximately $29.1 was paid in connection with the 1996 and 1997 Acquisitions and approximately $10.5 million was used to repay the borrowings under the bridge facility, as further described below. Working capital as of December 31, 1997, was approximately $11.0 million.

   The Company purchased ProServ for an aggregate purchase price of $10.8 million in cash and the issuance of 250,000 shares of Common Stock and repaid approximately $2.5 million of the outstanding indebtedness of ProServ. The shares issued in connection with the purchase of ProServ are subject to certain put and call options. The holder of the put option, at any time between October 14, 1999 and December 13, 1999, may elect to transfer to the Company up to all of the remaining Common Stock held by the option holder at a price per share of $7.70 (up to approximately $1.9 million in the aggregate). In addition, at any time between December 14, 1999 and January 13, 2000, the Company may purchase 50% of the common stock held by option holder at a price per share of $7.70 (up to $962,500 in the aggregate). The Company may also be obligated to make additional earn-out payments of up to $2.5 million over the next 4 years based on the financial performance of ProServ.

   The Company also purchased certain assets of QBQ for an aggregate purchase price of approximately $6.7 million, of which $2.0 million was paid by the issuance of 314,812 shares of Common Stock, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company deposited 78,702 shares of Common Stock into an escrow account, to be released to QBQ in the event that certain financial performance goals are achieved with respect to the acquired assets in any of the first four full fiscal years following the consummation of the QBQ Acquisition. In connection with the QBQ Acquisition, the Company loaned $1.5 million to the sole shareholder of QBQ, on a non-recourse basis, secured by the common stock issued in the QBQ Acquisition. The acquisition agreement also provides that, at any time within the 30-day period following the first to occur of (i) October 14, 1999 or (ii) an Acceleration Event (as defined in the acquisition agreement), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it received in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of October 14, 1999 or a Pledge Event (as defined in the acquisition agreement), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million. In addition, if the QBQ Escrow Shares are released from escrow at any time within the first 30 days after October 14, 1999 or an Acceleration Event, (i) QBQ may, at its option, elect to transfer up to 75% of the QBQ Escrow Shares to the Company for an aggregate purchase price of up to $375,000 and (ii) the Company may, at its option, elect to purchase up to 50% of the QBQ Escrow Shares for an aggregate purchase price of up to $750,000.

   On September 11, 1997, the Company borrowed $10.5 million pursuant to a bridge facility in order to purchase 3,991,659 Warrants pursuant to the Tender Offer. On October 14, 1997 the Company repaid the amount borrowed from the proceeds of the Second Offering. In connection with the bridge facility, the Company paid the lender fees and expenses of $362,000 and issued to the lender immediately exercisable options to acquire an aggregate of 105,000 shares of Common Stock, at an exercise price per share of $2.25, subject to adjustment in certain circumstances which will expire in 2007. The Company also paid $112,000 to the lender for interest for the period the loan was outstanding.

   In connection with the 1996 Acquisitions, the Company paid $9.0 million and agreed to pay $2.5 million to the former stockholders of SMTI and A&A in five equal annual installments, which began on April 1, 1997. In addition, the agreement relating to the acquisition of SMTI provided that SMTI is to distribute to its former stockholders, by means of a dividend, an amount equal to 40% of the accumulated adjustments account of SMTI (approximately $350,000) which was paid during 1997.

   It is the Company's intention to continue to expand its operations through further acquisitions of companies, events and employees. In March 1998, the Company entered into a non-binding letter of intent with respect to the Pending Acquisition. The aggregate purchase price for the Pending Acquisition will be approximately $3.0 million in cash and $1.0 million in shares of Common Stock. In addition, the Company may be required to make additional earn-out payments based upon the financial performance of the acquired businesses. In connection with entering into the letter of intent, the Company advanced Alphabet City Industries $350,000. There can be no assurance that the Pending Acquisition will be consummated as presently contemplated or at all. See "Business--Pending Acquisition."

   In October 1996, the Company entered into a lease for new facilities, which requires initial annual rent of $537,000, subject to certain increases. The Company has incurred capital expenditures of approximately $1.5 million (net of landlord contribution) to furnish its new office space, complete leasehold improvements and install a computer network. The Company intends to expend approximately $500,000 to expand its computer network and make additional leasehold improvements for ProServ and QBQ. The Company does not expect to incur any material costs in order to become Year 2000 compliant.

   Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet the Company's working capital requirements for the foreseeable future, including the purchase price of the Pending Acquisition. However, the Company intends to continue to identify and negotiate acquisitions both within its existing lines of businesses and within complementary lines of businesses the Company may require additional financing to fund such acquisitions. After the utilization of available cash on hand, acquisitions may involve debt financing (which would require payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may be dilutive to the ownership interests of the Company's then existing stockholders). Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of intangibles, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any. In addition, if the Company is required to repurchase shares issued in connection with the 1997 Acquisitions or make the earn-out payments described above, there can be no assurance that the Company will have funds available for such payments.

ITEM 7--FINANCIAL STATEMENTS

   See Index to Consolidated Financial Statements on page F-1.

ITEM 8--CHANGES OR DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   There have been no changes or disagreements with the Company's accountants on accounting matters or financial disclosure.

                                   PART III

ITEM 9--DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

   The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 10--EXECUTIVE COMPENSATION

   The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 11--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

   The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 12--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information called for by this item is incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A.

ITEM 13--EXHIBITS, LISTS AND REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report.

EXHIBITS

 NO.          DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------
1.1           Underwriting Agreement, dated October 7, 1997, among The Marquee Group, Inc., Prudential Securities
              Incorporated and Cowen & Company, as representatives of the several underwriters (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K (Comm. File No. 0-21711) filed with the Commission on October 29, 1997). 3.1 Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).
3.1           Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to
              Exhibit 3.1 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the
              Commission on September 3, 1996).
3.2           Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to Amendment
              No. l to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on
              October 25, 1996).
10.1          1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration
              Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).
10.2          Employment Agreement, dated as of March 21, 1996, between The Marquee Group, Inc. and Robert M. Gutkowski
              (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 (Reg. No. 333-11287)
              filed with the Commission on September 3, 1996).
10.3          Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Michael Trager
              (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the year ended
              December 31, 1996).
10.4          Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Michael Letis
              (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB for the year ended
              December 31, 1996).

NO.           DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------
10.5          Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Arthur Kaminsky
              (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB for the year ended
              December 31, 1996).
10.6          Employment Agreement, dated as of December 11, 1996, between The Marquee Group, Inc. and Louis J.
              Oppenheim (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.7A         Shareholders' Agreement, dated as of March 21, 1996, by and among The Sillerman Companies, Inc., Robert
              M. Gutkowski, Arthur Kaminsky, Louis J. Oppenheim, Michael Trager, Michael Letis and The Marquee Group,
              Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 (Reg. No.
              333-11287) filed with the Commission on September 3, 1996).
10.7B         Form of Amendment No. 1 to the Shareholders' Agreement, by and among The Sillerman Companies, Inc.,
              Robert M. Gutkowski, Arthur Kaminsky, Louis J. Oppenheim, Michael Trager and Michael Letis (incorporated by reference to Exhibit 10.7B to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg.
              No. 333-11287) filed with the Commission on  September 15, 1996).
10.8          Escrow Agreement, dated as of August 15, 1996, by and between The Marquee Group, Inc., Continental
              Stock Transfer & Trust Company, The Sillerman Companies, Inc., Robert M. Gutkowski, Arthur Kaminsky,
              Louis J. Oppenheim, Michael Trager and Michael Letis (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September
              3, 1996).
10.8A         Amendment No. 1 to Escrow Agreement (incorporated by reference to Exhibit 10.8A to the Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.8B         Amendment No. 2 to Escrow Agreement (incorporated by reference to Exhibit 10.8B to the Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.9          Financial Consulting Agreement, dated August 1, 1996, between The Marquee Group, Inc. and Sillerman
              Communications Management Corporation (incorporated by reference to Exhibit 10.9 to the Registration
              Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on September 3, 1996).
10.10         Amended and Restated Acquisition Agreement, dated as of March 21, 1996, by and among The Marquee Group,
              Inc., Athletes and Artists, Inc., Arthur C. Kaminsky, Louis J. Oppenheim, Robert M. Gutkowski and
              The Sillerman Companies, Inc (incorporated by reference to Exhibit 10.10 to the Annual Report on Form
              10-KSB for the year ended December 31, 1996).
10.11         Amended and Restated Acquisition Agreement, dated as of March 21, 1996, by and among The Marquee Group,
              Inc., Sports Marketing & Television International, Inc., Michael Trager, Michael Letis, Robert M.
              Gutkowski and The Sillerman Companies, Inc. (incorporated by reference to Exhibit 10.11 to the Annual
              Report on Form 10-KSB for the year ended December 31, 1996).
10.12         Marketing Agreement, dated as of July 29, 1994, by and between Sports Marketing & Television International,
              Inc. and Breeders' Cup Limited (incorporated by reference to Exhibit 10.12 of Amendment No. 1 to the
              Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25,
              1996). Portions of this agreement are subject to confidential treatment.
10.13         Subscription Agreement, dated August 15, 1996, between The Marquee Group, Inc. and Robert Gutkowski
              (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-KSB for the year ended
              December 31, 1996). The Registrant has entered into substantially similar agreements with other parties.
10.13A        Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.13A to the Annual Report on Form 10-KSB for the year ended December 31, 1996). The Registrant has entered into substantially similar agreements with other parties.

NO.           DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------

10.14         Promissory Note from The Marquee Group, Inc. to Robert M. Gutkowski (incorporated by reference to
              Exhibit 10.14 of Amendment No. I to the Registration Statement on Form SB-2 (Reg. No. 333-11287) filed with the Commission on October 25, 1996).
10.15         Underwriting Agreement, dated December 5, 1996, between The Marquee Group, Inc. and Royce Investment
              Group, Inc. (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-KSB for the
              year ended December 31, 1996).
10.16         Agreement, dated as of November 26, 1996, between The Marquee Group, Inc. and Unlimited Paramount
              Network (incorporated by reference to Exhibit 10.16 to the Quarterly Report on Form 10-QSB for the
              period ended March 31, 1997).
10.17         Warrant Agreement, dated as of December 5, 1996, among The Marquee Group, Inc., Continental Stock
              Transfer & Trust Company, Royce Investment Group, Inc. and Continental Broker-Dealer Corporation
              (incorporated by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB for the year ended December
              31, 1996).
10.18         Unit Purchase Option, dated December 11, 1996, issued by The Marquee Group, Inc. to Royce Investment
              Group, Inc (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-KSB for the year ended December 31, 1996).
10.19         Purchase and Sale Agreement, dated as of June 25, 1997, by and among ProServ, Inc., ProServ Television,
              Inc., Donald L. Dell and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.19 to Amendment
              No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on
              September 15, 1997).
10.19A        Amendment to Purchase and Sale Agreement, dated August 19, 1997, by and among ProServ, Inc., ProServ
              Television, Inc., Donald L. Dell and The Marquee Group, Inc. (incorporated by reference to Exhibit
              10.19A to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on
              July 23, 1997).
10.20         Asset Purchase and Sale Agreement, dated as of July 21, 1997, by and among QBQ Entertainment, Inc.,
              Marquee Music, Inc., Dennis Arfa and The Marquee Group, Inc. (incorporated by reference to Exhibit
              10.20 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on September 15, 1997).
10.21         Non-Employee Stock Purchase Agreement dated July 2, 1997 (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the
              Commission on September 15, 1997).
10.22         Agreement, dated as of July 18, 1997, by and between William Allard and the Company (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on July 23, 1997).
10.22A        Amendment to Agreement, dated as of September 9, 1997, by and between William Allard and by the Company
              (incorporated by reference to Exhibit 10.22A to the Registration Statement on Form SB-2 (Reg. No.
              333-31879) filed with the Commission on July 23, 1997).
10.23         Assignment and Assumption Agreement by and between Sillerman Communications Management Corporation and The Sillerman Companies, Inc. (incorporated by reference to Exhibit 10.23 to Amendment No. 1 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on September
              15, 1997).
10.24         Agreement, dated September 12, 1997, between Jeff Knapple and The Marquee Group, Inc.(incorporated by reference to Exhibit 10.24 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on July 23, 1997).

NO.           DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------------

10.25         Agreement, dated September 12, 1997, between Ivan Blumberg and The Marquee Group, Inc. (incorporated by reference to Exhibit 10.125 to the Registration Statement on Form SB-2 (Reg. No. 333-31879) filed with the Commission on July 23, 1997).
10.26         Bridge Financing Agreement, dated as of August 26, 1997, by and among The Marquee Group, Inc., the
              Subsidiary Guarantors and The Huff Alternative Income Fund, L.P. (incorporated by reference to Exhibit
              99.(a)(1) to Schedule 13E-3/A filed with the Commission on August 26, 1997).
10.27         Option Agreement, dated August 26, 1997, between The Marquee Group, Inc. and The Huff Alternative
              Income Fund, L.P. (incorporated by reference to Exhibit 99.(a)(4) to Schedule 13E-3/A filed with the
              Commission on August 26, 1997).
10.28         Employment Agreement, dated October 14, 1997 betweem The Marquee Group, Inc. and Donald Dell (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K (Comm. File No. 0-21711) filed with the Commission on October 29, 1997).
10.29         Employment Agreement, dated October 14, 1997, between The Marquee Group, Inc. and William Allard
              (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K (Comm. File No. 0-21711) filed with the Commission on October 29, 1997).
10.30         Empoloyment Agreement, dated October 14, 1997, between The Marquee Group, Inc. and Dennis Arfa (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K (Comm. File No. 0-21711) filed with the Commission on October 29, 1997).
21*           List of subsidiaries of the Registrant.
27*           Financial Data Schedule.

[FN]
------------
* Filed herewith.

   (b) Reports on Form 8-K.

   On October 29, 1997, the Company filed a Report on Form 8-K disclosing the consummation of the ProServ and QBQ Acquisitions pursuant to Item 2 and the consummation of the Second Offering and the repayment of the bridge facility pursuant to Item 5.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE MARQUEE GROUP, INC.
                                          /s/ Robert Gutkowski
                                          -----------------------------------
                                          Name: Robert Gutkowski
                                          Title: President and Chief
                                          Executive Officer
Dated: March 30, 1998

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                        TITLE                     DATE
-----------------------------  ------------------------------ ------------------
/s/ Robert M. Gutkowski        President, Chief Executive      March 30, 1998
 -----------------------------   Officer and Director
 Robert M. Gutkowski             (principal executive officer)

/s/ Robert F.X. Sillerman       Chairman                        March 30, 1998
 -----------------------------
 Robert F.X. Sillerman

/s/ Arthur Kaminsky             Executive Vice President        March 30, 1998
 -----------------------------   and Director
 Arthur Kaminsky

/s/ Michael Letis               Executive Vice President        March 30, 1998
 -----------------------------   and Director
 Michael Letis

/s/ Louis J. Oppenheim          Executive Vice President        March 30, 1998
 -----------------------------   and Director
 Louis J. Oppenheim

/s/ Michael Trager              Executive Vice President        March 30, 1998
 -----------------------------   and Director
 Michael Trager

/s/ Jan Chason                  Chief Financial Officer         March 30, 1998
 -----------------------------   (principal financial and
 Jan Chason                      accounting officer)

/s/ Howard J. Tytel              Director                       March 30, 1998
 -----------------------------
 Howard J. Tytel

/s/ Donald L. Dell               Director                       March 30, 1998
 -----------------------------
 Donald L. Dell

/s/ William J. Allard            Director                       March 30, 1998
 -----------------------------
 William J. Allard

/s/ Arthur R. Barron             Director                       March 30, 1998
 -----------------------------
 Arthur R. Barron

/s/ Myles W. Schumer             Director                       March 30, 1998
 -----------------------------
 Myles W. Schumer

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED FINANCIAL STATEMENTS
                    YEAR ENDED DECEMBER 31, 1996 AND 1997

                                   CONTENTS

 Report of Independent Auditors ......................  F-2
Consolidated Balance Sheet ..........................   F-3
Consolidated Statements of Operations ...............   F-4
Consolidated Statements of Stockholders' Equity  ....   F-5
Consolidated Statements of Cash Flows ...............   F-6
Notes to Consolidated Financial Statements  .........   F-7

                        REPORT OF INDEPENDENT AUDITORS

To the Stockholders of
The Marquee Group, Inc.

We have audited the accompanying consolidated balance sheet of The Marquee Group, Inc. and Subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of the Company at December 31, 1997, and the consolidated results of its operations and its cash flows for the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

New York, New York
March 5, 1998

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                              DECEMBER 31, 1997
                                (IN THOUSANDS)

 ASSETS
Current assets:
 Cash and cash equivalents.....................................................  $ 8,944
 Cash escrow...................................................................      704
 Accounts receivable--net......................................................    6,930
 Television and event costs....................................................      553
 Prepaid expenses and other current assets.....................................      436
                                                                                ---------
   Total current assets........................................................   17,567
Property and equipment, net....................................................    2,040
Noncurrent receivables.........................................................      668
Notes receivable...............................................................    1,887
Deposits.......................................................................      677
Intangible assets--net.........................................................   23,951
                                                                                ---------
                                                                                 $46,790
                                                                                =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued liabilities......................................  $ 4,592
 Acquisition indebtedness--current portion.....................................      775
 Escrow payable................................................................      527
 Deferred revenues.............................................................      626
                                                                                ---------
   Total current liabilities...................................................    6,520
Acquisition indebtedness--non-current..........................................    2,144
Deferred rent..................................................................      696
Deferred income taxes..........................................................      960
Common stock (545 shares) subject to put options...............................    3,184
Stockholders' equity
 Preferred stock, $.01 par value, 5,000 shares authorized, no shares issued
 Common stock, $.01 par value; 25,000 shares authorized, 8,769 and 17,913
  shares issued and outstanding................................................      174
 Additional paid-in capital....................................................   36,885
 Accumulated deficit...........................................................   (3,781)
 Cumulative translation adjustment.............................................        8
                                                                                ---------
   Total stockholders' equity..................................................   33,286
                                                                                ---------
                                                                                 $46,790
                                                                                =========

See accompanying notes.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                            ----------------------
                                                                               1997        1996
                                                                            ---------- ----------
Revenues...................................................................   $21,268    $ 2,869
Operating expenses.........................................................    14,459      2,563
General and administrative expenses........................................     6,316      2,199
Deferred compensation......................................................       145         56
Depreciation and amortization..............................................       371          5
                                                                            ---------- ----------
Loss from operations.......................................................       (23)    (1,954)
Interest expense, net......................................................        22        283
Loss on abandonment of lease...............................................       466         --
Financing expense..........................................................       756        193
                                                                            ---------- ----------
Loss before income taxes...................................................    (1,267)    (2,430)
Income tax benefit (provision).............................................       (45)        20
                                                                            ---------- ----------
Net loss...................................................................    (1,312)    (2,410)
Accretion of obligation related to the put option issued in connection
 with the ProServ acquisition..............................................        59         --
                                                                            ---------- ----------
Net loss applicable to common stockholders.................................   $(1,371)   $(2,410)
                                                                            ========== ==========
Net loss per share applicable to common stockholders-basic and dilutive  ..   $ (0.15)   $ (1.03)
                                                                            ========== ==========
Weighted number of shares outstanding......................................     9,377      2,347
                                                                            ========== ==========

See accompanying notes.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)

                                                                                                           CUMULATIVE
                                      NUMBER OF    COMMON     ADDITIONAL       DEFERRED     ACCUMULATED    TRANSLATION
                                        SHARES     STOCK   PAID-IN CAPITAL   COMPENSATION     DEFICIT      ADJUSTMENT      TOTAL
                                     ----------- --------  --------------- --------------  ------------- -------------  ---------
Balance--December 31, 1995..........     1,938      $ 19       $     --         $  --         $    --           --       $     19

Issuance of common stock:
 Issuance to employee...............        50        --            119          (119)             --           --             --

 Conversion of Debentures...........       667         7          1,993            --              --           --          2,000

 Initial public offering, net of
  offering costs....................     3,852        39         15,547            --              --           --         15,586

 Acquisitions.......................     2,262        23          1,488            --              --           --          1,511

Distribution to acquired companies'
 former stockholders................        --        --        (10,970)           --              --           --        (10,970)
"S" Corporation dividend............        --        --           (382)           --              --           --           (382)
Amortization of deferred
 compensation.......................        --        --             --            56              --           --             56

Net loss for the year ended
 December 31, 1996..................        --        --             --            --          (2,410)          --         (2,410)
                                     ----------- --------  --------------- --------------  ------------- -------------  ----------
Balance--December 31, 1996..........     8,769        88          7,795           (63)         (2,410)          --          5,410

Initial public offering costs ......        --        --           (131)           --              --           --           (131)
Issuance of common stock:
 Second offering, net of offering
  costs.............................     8,500        85         38,470            --              --           --         38,555

 Acquisitions.......................       644         1            624            --              --           --            625

Tender Offer........................        --        --        (10,280)           --              --           --        (10,280)
Issuance of options:
 In connection with financing of
  Tender Offer......................        --        --            394            --              --           --            394

 In connection with acquisitions ...        --        --             13            --              --           --             13

Amortization of deferred
 compensation.......................        --        --             --            63              --           --             63

Foreign currency translation
 adjustment.........................        --        --             --            --              --            8              8

Net loss for the year ended
 December 31, 1997..................        --        --             --            --          (1,371)          --         (1,371)
                                     ----------- --------  --------------- --------------  ------------- -------------  -----------
                                        17,913      $174       $ 36,885         $  --         $(3,781)         $ 8       $ 33,286
                                     =========== ========  =============== ==============  ============= =============  ===========

                             See accompanying notes.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                               ----------------------
                                                                                  1997        1996
                                                                               ---------- ----------
Operating activities
Net loss......................................................................  $ (1,371)   $(2,410)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization................................................       385          5
 Deferred compensation........................................................       145         56
 Deferred income taxes........................................................        --        (40)
 Noncash financing expense ...................................................       394         --
 Accretion of put option and imputed interest.................................       189         --
 Loss on abandonment of lease.................................................       335         --
 Changes in operating assets and liabilities:
  Cash escrow.................................................................      (461)        --
  Accounts receivable.........................................................    (2,297)       906
  Television and event costs..................................................      (553)        --
  Prepaid expenses ...........................................................       100       (178)
  Accounts payable and accrued liabilities....................................    (1,551)      (173)
  Escrow payable..............................................................       323         --
  Deferred revenues ..........................................................       573         --
                                                                               ---------- ----------
Net cash used in operating activities.........................................    (3,789)    (1,834)
                                                                               ---------- ----------
Investing activities
   Purchase of equipment and leasehold improvements, net of landlord
    contribution..............................................................    (1,473)      (122)
   Employee loan .............................................................      (446)        --
   Security deposits..........................................................      (527)       (45)
                                                                               ---------- ----------
Net cash used in investing activities.........................................    (2,446)      (167)
                                                                               ---------- ----------
Financing activities
   Proceeds from loans payable--related parties...............................        --        767
   Repayments of loans payable to related parties ............................      (122)      (200)
   Proceeds of private placement..............................................        --      1,555
   Proceeds from IPO, net of offering costs...................................      (131)    15,586
   Distribution to subsidiaries' former stockholders .........................        --     (9,000)
   Cash acquired through acquisition of subsidiaries .........................        --        504
   Proceeds from bridge financing ............................................    10,500         --
   Costs related to Tender Offer..............................................   (10,280)        --
   Proceeds from second offering, net of offering costs.......................    38,555         --
   Payment of acquisition indebtedness........................................      (882)        --
   Acquisitions, net of cash acquired.........................................   (15,223)        --
   Loan to seller of business acquired .......................................    (1,500)        --
   Payment of acquired indebtedness...........................................    (2,469)        --
   Repayment of bridge financing .............................................   (10,500)        --
                                                                               ---------- ----------
Net cash provided by financing activities.....................................     7,948      9,212
                                                                               ---------- ----------
Increase in cash and cash equivalents ........................................     1,713      7,211
Cash at beginning of period ..................................................     7,231         20
                                                                               ---------- ----------
Cash at end of period ........................................................  $  8,944    $ 7,231
                                                                               ---------- ----------
Supplemental disclosure of non-cash financing activities:
Exchange of loans payable to related parties for Debentures ..................        --    $   445
                                                                               ========== ==========
Conversion of debentures to common stock......................................        --    $ 2,000
                                                                               ========== ==========
Issuance of acquisition indebtedness..........................................  $  1,319    $ 1,970
                                                                               ========== ==========
S Corporation dividend payable................................................        --    $   382
                                                                                          ==========
Issuance of common stock in connection with acquisitions......................  $  3,750         --
                                                                               ==========
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
 Income taxes ................................................................  $    313    $    --
                                                                               ========== ==========
 Interest.....................................................................  $    285    $   254
                                                                               ========== ==========

                      See accompanying notes.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS AND ORGANIZATION

   The Marquee Group, Inc. (the "Company"), which began operations in 1996, provides integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries.

PRINCIPLES OF CONSOLIDATION

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all intercompany accounts and transactions.

REVENUE RECOGNITION

   The primary sources of the Company's revenues are fees from providing event management, television programming and production, sports marketing and consulting services and commissions from representation of sports, news and entertainment personalities. Revenues from events are recognized when the events are held. Revenues from television programming and production services are recognized when the programs are available for broadcast. Marketing revenues are recognized for guaranteed amounts when contractual obligations are met (subsequent royalties are recorded when received). Revenues from advertising services are recognized in the month the advertisement is broadcast or printed. Commissions based on profit or gross receipt participations are recorded upon the determination of such amounts. Consulting revenue is recognized as services are provided. Commissions from the Company's talent representation services are recognized as revenue when they become payable to the Company under the terms of the Company's agreements with its clients. Generally, such commissions are payable by clients upon their receipt of payments for performance of services.

CASH EQUIVALENTS

   The Company considers all highly liquid financial instruments with a maturity of three months or less when purchased to be cash equivalents.

TELEVISION AND EVENT COSTS

   Television and event costs are recorded as incurred and are expensed when the programs are available for use or when the event is held.

PROPERTY AND EQUIPMENT

   Property and equipment are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives ranging from five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining lease term.

INTANGIBLES

   Intangibles represent the excess of the purchase price of acquisitions over the tangible net assets acquired and are amortized over twenty years using the straight-line method. The Company periodically reviews the recoverability of the carrying value of these assets and the period of amortization based on the current and expected future non-discounted income from operations of the entities giving rise to these intangibles to determine whether events and circumstances warrant revised estimates of carrying value or useful lives.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 DEFERRED RENT

   The Company leases premises under leases which provide for periodic increases over the lease term. Pursuant to Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Company records rent expense on a straight-line basis. The effect of these differences is recorded as deferred rent.

INCOME TAXES

   The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards Board Statement No. 109 ("FAS 109"), "Accounting for Income Taxes." FAS 109 requires an asset and liability approach to financial accounting and reporting for income taxes. Under this approach, differences between financial statement and tax bases of assets and liabilities are determined, and deferred income tax assets and liabilities are recorded for those differences that have future tax consequences. Valuation allowances are established, if necessary, to reduce any deferred tax asset recorded to an amount that will more likely than not be realized in future periods. Income tax expense is composed of the current tax payable or refundable for the period plus or minus the net change in deferred tax assets and liabilities.

EARNINGS PER SHARE

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented in conformity with the Statement No. 128 requirements.

   Basic earnings per share applicable to common stockholders is based upon net loss after reduction of amounts, if any, for accretion of the obligation related to the put option issued in connection with the ProServ Acquisition (see Note 3) divided by the weighted average number of shares of common stock outstanding during the year. Shares of common stock placed in escrow upon completion of the Initial Public Offering ("IPO") described in Note 2 and in connection with the QBQ Acquisition described in Note 3 have been excluded from the calculation of basic earnings per share. The shares of common stock issued upon the automatic conversion of the debentures (see Note 5) are considered outstanding for all periods presented.

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

   At December 31, 1997 and 1996, approximately 90% of the Company's cash and cash equivalents was invested with one financial institution.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    For the year ended December 31, 1997, one client represented approximately 28% of reported revenues.

   Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's client base.

FAIR VALUE OF FINANCIAL INSTRUMENTS

   The Company estimates that the carrying amounts of its financial instruments, principally noncurrent receivables and liabilities, approximates the fair value.

RECLASSIFICATIONS

   Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation.

2. PUBLIC OFFERINGS AND TENDER OFFER

   In December 1996, the Company closed its initial public offering ("IPO") of 3,852,500 units (the "Units"), each unit consisting of one share of common stock and one redeemable warrant, at a price of $5.00 per Unit. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $7.50, subject to adjustment, at any time until December 4, 2001. The warrants are redeemable by the Company under certain circumstances at a redemption price of $.05 per warrant. (See below.)

   The Company also granted to the underwriters, or their designees, options (the "IPO Options") to purchase up to 335,000 Units. The Units purchasable upon exercise of the IPO Options are identical to the Units described above, except that the underlying warrants are redeemable only by the Company under limited circumstances. The IPO Options are exercisable during a three-year period commencing December 12, 1998 at an exercise price of $8.25, subject to adjustment in certain events.

   Certain of the Company's officer/stockholders have placed an aggregate of 1,275,000 of their shares of common stock in escrow. These shares will not be assignable or transferable (but may be voted) until such time as they are released from escrow based upon the Company meeting certain annual earnings levels or the common stock attaining certain price levels. All reserved shares remaining in escrow on March 31, 2000 will be forfeited and contributed to the Company's capital. In the event the Company attains any of the earnings thresholds or stock prices providing for the release of the escrow shares to the stockholders, the Company will recognize compensation expense at such time based on the then fair market value of the shares.

   In September 1997, the Company purchased in a tender offer approximately 4 million of the 4.5 million outstanding warrants at a cash purchase price of $2.40 per warrant. In order to consummate its purchase of the Warrants, the Company borrowed $10.5 million pursuant to a loan agreement (the "Bridge Facility"). The Company repaid such borrowing with a portion of the net proceeds of its second public offering described below. In connection with the Bridge Facility, the Company paid the lender fees and expenses of $362,000 and issued to the lender immediately exercisable options to acquire an aggregate of 105,000 shares of common stock, at an exercise price of $2.25, subject to adjustment in certain circumstances. The options will expire in 2007. As a result of the issuance of the options, the Company recorded financing expense of $394,000 in 1997.

   On October 14, 1997 and November 12, 1997, the Company consummated a second public offering (the "Second Offering") of 8.5 million shares (including the Underwriters' overallotment) of the Company's common stock at $5.00 per share. The proceeds to the Company after deducting the underwriting discount and commissions and other expenses was approximately $39 million.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 3. ACQUISITIONS

1996 ACQUISITIONS

   On December 12, 1996, the Company acquired by merger, concurrently with the closing of its IPO, Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations and, Athletes and Artists, Inc. ("A&A"), a sports and media talent representation firm, collectively the "1996 Acquisitions". The SMTI stockholders received cash of $6,500,000 from the proceeds of the IPO, an additional $1,500,000 payable in five equal installments over five years and 1,292,307 shares of the Company's common stock. The A&A stockholders received cash of $2,500,000 from the proceeds of the IPO, miscellaneous reimbursements of $80,000, an additional $1,000,000 payable in five equal installments over five years and 969,231 shares of the Company's common stock.

   The 1996 Acquisitions were accounted for as a consolidation at historical cost due to the significance of the equity interests in the Company held by the former stockholders of SMTI and A&A following completion of the acquisitions. Accordingly, the acquired assets and liabilities were recorded at their historical amounts. The capital stock of SMTI and A&A was included in additional paid-in capital. In addition, the cash paid to the former stockholders of SMTI and A&A was recorded as a dividend charged to additional paid-in capital.

   SMTI was an S Corporation prior to the merger. The SMTI stockholders received a distribution of approximately $350,000 during 1997, which represents 40% of the taxable earnings of SMTI prior to the merger.

   The accompanying consolidated financial statements include the accounts of SMTI and A&A from December 12, 1996.

ACQUISITION OF PROSERV

   On October 14, 1997, the Company acquired all of the outstanding stock of ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ"), an established provider of international sports event management, television production, marketing, talent representation and consulting. The aggregate purchase price for ProServ was approximately $10.8 million in cash and 250,000 shares of the Company's common stock. The Company may be obligated to make additional earn-out payments over the next four years of up to $2.5 million based upon ProServ achieving, during this period, certain levels of revenues and earnings before interest, taxes, depreciation and amortization. The Company also repaid approximately $2.5 million of ProServ's outstanding indebtedness at the acquisition date. The Company used a portion of the proceeds of the Second Offering to finance the acquisition and the repayment of the outstanding indebtedness. Under certain circumstances, the Company may be required to repurchase up to all of the 250,000 shares of the common stock issued in connection with the acquisition for an aggregate purchase price of up to $1.9 million.

   The acquisition was accounted for using the purchase method, with the aggregate puchase price allocated to the tangible net assets based upon estimated fair market values. The total purchase price of $13.4 million, which includes costs incurred in connection with the acquisition, exceeded the tangible net asset deficiency acquired by approximately $17 million, which has been recorded as an intangible. ProServ's results of operations for the period from the October 14, 1997 have been included in the accompanying consolidated financial statements. The potential earn-out will be recorded as additional purchase price when earned.

ACQUISITION OF QBQ

   On October 14, 1997, the Company acquired substantially all of the assets of QBQ Entertainment, Inc. ("QBQ"), a company that books tours and appearances for a variety of entertainers. The aggregate

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

purchase price for QBQ was approximately $3.1 million in cash, $1.6 million payable in annual installments payable over eight years and 393,514 shares of common stock, including 78,702 shares held in escrow and subject to forfeiture if certain financial performance tests are not met. In connection with an employment agreement with the chief executive officer and sole stockholder of QBQ, the Company granted a five-year, non-recourse loan of $1.5 million, secured by the common stock issued in connection with the QBQ acquisition. The Company used a portion of the proceeds of the Second Offering to finance the acquisition and the loan. Under certain circumstances, the Company may be required to repurchase up to 295,135 shares of common stock issued in connection with the acquisition for an aggregate purchase price of up to $1.9 million.

   The QBQ acquisition was accounted for using the purchase method of accounting and the results of its operations have been included in the accompanying financial statements from October 14, 1997. The total purchase price of approximately $7.2 million, which includes costs incurred in connection with the acquisition, exceeded the tangible net assets acquired by approximately the same amount and has been recorded as intangibles.

   The following unaudited pro forma information is presented as if the Company had completed the acquisition of ProServ, QBQ, SMTI and A&A and the Secondary Offering at the beginning of the respective periods and gives effect to the related contractually required reductions in personnel, officers' salaries and employee benefits:

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                      ---------------------
                                                         1997       1996
                                                      --------- ----------
                                                      (IN THOUSANDS, EXCEPT
                                                         PER SHARE DATA)
Pro forma revenues ..................................  $34,953    $29,932
Pro forma net loss applicable to common
 stockholders........................................  $  (521)   $(2,814)
Pro forma net loss per share applicable to common
 stockholders--basic and dilutive....................  $  (.03)  $   (.17)
Pro forma weighted average shares ...................   16,559     16,559

   Aggregate maturities for the indebtedness related to the Company's acquisitions, exclusive of the put options, as of December 31, 1997 is as follows:

                                          (IN THOUSANDS)
                                          --------------
1998.....................................     $  775
1999.....................................        775
2000.....................................        730
2001.....................................        730
2002.....................................        230
Thereafter...............................        375
                                          --------------
                                               3,615
Less: amounts representing interest .....        696
                                          --------------
Total, including current portion of
 $775....................................     $2,919
                                          --------------

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 4. PROPERTY AND EQUIPMENT

   At December 31, 1997, property and equipment consists of the following:

                                            (IN THOUSANDS)
Furniture and fixtures ....................     $  952
Leasehold improvements ....................      1,190
Vehicles ..................................         27
                                            --------------
                                                 2,169
Accumulated depreciation and amortization          129
                                            --------------
                                                $2,040
                                            ==============

5. PRIVATE PLACEMENT

   In August 1996, the Company issued debentures (the "Debentures"), in the aggregate principal amount of $2 million, each Debenture consisted of $50,000 principal amount of 10% Convertible Debentures. Interest on the Debentures of $254,000 was calculated for the period from the final closing of the Private Placement to a date one year from the effective date of the Company's IPO. The Debentures were automatically converted into units (see Note 2) identical in all respects to those offered in the IPO at a rate of one unit for each $3.00 principal amount of Debentures.

   Stockholders of the Company and stockholders of SMTI and A&A purchased an aggregate of $750,000 principal amount of Debentures, of which $445,103 was in exchange for existing indebtedness of the Company to the stockholders. In addition, the Company repaid $125,000 to one of the officer/ stockholders from the proceeds of the private placement.

6. INCOME TAXES

   The income tax expense (benefit) consists of:

                    YEAR ENDED
                   DECEMBER 31,
                  --------------
                   1997    1996
                  ------ ------
                  (IN THOUSANDS)
Current:
 Federal ........   $--    $ --
 State and local     45     (20)
                  ------ ------
                     45     (20)
                  ------ ------
Deferred:
 Federal ........    --      30
 State and local     --      10
                  ------ ------
                     --      40
                  ------ ------
                    $45    $ 20
                  ====== ======

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    A reconciliation of the federal statutory tax rate to the actual effective rate is as follows:

                                                           DECEMBER 31,
                                                       --------------------
                                                          1997      1996
                                                       --------- ---------
Statutory rate .......................................   (34.0)%    (34.0)%
State and local income taxes, net of federal benefit       2.3         .4
Valuation allowance ..................................    26.3       31.8
Permanent differences ................................     8.9        1.0
                                                       --------- ---------
Effective rate........................................     3.5%       (.8)%
                                                       ========= =========

   The deferred tax assets and liabilities is comprised of the following:

                                                        DECEMBER, 31,
                                                     --------------------
                                                        1997      1996
                                                     --------- ---------
                                                        (IN THOUSANDS)
Cumulative effect of change in tax accounting
 basis..............................................  $  (228)   $  (343)
Deferred compensation expense ......................      (67)       (29)
Deferred rent ......................................      (48)        --
Net operating losses ...............................    1,494      1,051
ProServ tax audits .................................     (617)        --
Valuation allowance ................................   (1,494)    (1,022)
                                                     --------- ---------
Net deferred tax liabilities........................  $  (960)   $  (343)
                                                     ========= =========

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $3.3 million which will begin to expire in 2011. ProServ had net operating losses of approximately $2.6 million at the time of the acquisition. These losses are subject to limitations under the Internal Revenue Code and will begin to expire in 2010.

   In connection with examinations of the consolidated federal tax returns of ProServ for years 1993 through 1995, the Internal Revenue Service has challenged the tax treatment of certain significant transactions. The French taxing authorities are conducting an audit of ProServ's former subsidiary, located in France, for the same period. Although ProServ's management believes that there are valid defenses to defeat any tax assessment, the Company has provided for these contingencies. Such amounts have been included in deferred tax liabilities at December 31, 1997.

   The Company recorded an increase in the valuation allowance of $472,000 for the year ended December 31, 1997.

7. STOCKHOLDERS' EQUITY

   On July 17, 1996, the Board of Directors and stockholders of the Company approved an increase in the authorized capitalization of the Company to 25 million shares of common stock, par value $.01 per share, and 5 million shares of preferred stock, par value $.01 per share. In addition, in August 1996 the Board of Directors and the stockholders of the Company approved a stock split whereby 999 shares of the 1,000 shares of common stock outstanding at that time were split on the basis of approximately 1,940-for-1 and the remaining one share of common stock outstanding at that time was split on the basis of 50,000-for-1. All share information in the financial statements reflect the stock split.

COMMON STOCK RESERVED FOR ISSUANCE

   As of December 31, 1997, the Company has 1,197,503 shares of common stock reserved for issuance upon the exercise of the warrants and the IPO Options (see Note 2), 800,000 shares of common stock

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

reserved for issuance upon exercise of options pursuant to the 1996 and 1997 Stock Option Plans and 315,000 shares reserved for issuance under other options and warrants of the Company.

8. STOCK OPTION PLAN

   The Company's Board of Directors has adopted and the stockholders have approved the Company's 1996 and 1997 Stock Option Plans (the "Plan"). The Plan provides for the grant, at the discretion of the Board of Directors, of
(i) options that are intended to qualify as incentive stock options within the meaning of Section 422A of the Internal Revenue Code to certain employees and consultants and (ii) options not intended to so qualify. The aggregate number of shares of common stock for which options may be granted under the Plan is 800,000 shares.

   The Plan is administered by a Stock Option Committee (the "Committee") which is appointed by the Board of Directors. The Committee determines who among those eligible will be granted options, the time or times at which options will be granted, the terms of the options, including the exercise price, the number of shares subject to the options and the terms and conditions of exercise.

   A summary of the activity in the Plan is as follows:

                                   NUMBER OF   WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE
                                  ----------- ----------------
Granted--1996....................   230,000         $5.71
Granted--1997....................     7,500         $5.875
Forfeited--1997..................    (4,000)        $5.00
                                  ----------- ----------------
Outstanding at December 31,
 1997............................   233,500         $5.72
                                  =========== ================
Exercisable at December 31,
 1996............................        --            --
                                  =========== ================
Exercisable at December 31,
 1997............................    23,575         $5.69
                                  =========== ================

   Options outstanding as of December 31, 1997 have exercise prices ranging from $5 to $6.25 per share. The options vest in annual installments over the three to five year period commencing one year from the date of grant.

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

   Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

 ASSUMPTION                                                    1997            1996
---------------------------------------------------------  ----------- ------------------
Risk-free rate............................................    5.47%       5.45% to 6.18%
Dividend yield............................................      0%              0%
Volatility factor of the expected market price of the
 Company's common stock...................................     .54             .72
Average life..............................................   3 years         4 years

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ----------------------
                                                          1996        1997
                                                       ---------- ----------
                                                           (IN THOUSANDS,
                                                       EXCEPT PER SHARE DATA)
Pro forma net loss applicable to common stockholders     $(2,454)   $(1,547)
Pro forma net loss per share applicable to common
 stockholders--basic and dilutive.....................   $ (1.05)   $ (0.16)

   The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $2.43 and $2.57, respectively. The weighted average remaining contractual life of options outstanding at December 31, 1997 is 4.8 years.

9. RELATED PARTY TRANSACTIONS

   In December 1997, the Company repaid an officer/stockholder the $121,615 outstanding at December 31, 1996. Interest on the loan accrued at 12%.

   The Company provided services as a subcontractor for SMTI aggregating $724,000, for the period from January 1, 1996 to December 12, 1996 (see Note
3), which are included in 1996 revenues in the accompanying consolidated statement of operations.

   During August 1996, the Company entered into a six-year consulting agreement with Sillerman Communications Management Corporation ("SCMC"), which is controlled by Robert F.X. Sillerman, the Chairman of the Company and the controlling stockholder of The Sillerman Companies, Inc. ("TSC"), a principal stockholder of the Company, that provides for a monthly fee of $30,000 commencing in September 1997. In March 1997, SCMC assigned its rights, obligations, and duties under the consulting agreement to The Sillerman Companies, Inc. In October 1997, TSC waived its right to future monthly payments under the consulting agreement.

   In February 1997, the Company paid $400,000 to SCMC as an advance against special advisory services to be provided. In connection with the ProServ Acquisition and the QBQ Acquisition, TSC received Special Advisory Fees of $450,000 (of which $400,000 was offset against the amounts previously advanced), and, in connection with the Tender Offer, an immediately exercisable option to purchase 200,000 shares of common stock at $7.00 per share. In addition, the Company paid $75,000 to TSC for expenses.

   In consideration for Mr. Sillerman's guarantee of a portion of the $1.5 million letter of credit issued to replace the escrow in connection with the ProServ Acquisition, the Company, in November 1997, granted Mr. Sillerman an immediately exercisable, five-year option to purchase 10,000 shares of common stock at an exercise price per share of $5.00 and paid Mr. Sillerman $75,000, including $25,000 for his related legal fees and expenses.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

    In April 1997, in connection with the employment of an officer of the Company, the Company loaned the officer $446,000 which loan by its terms may be forgiven. In addition, the officer will over a three year period beginning with his date of employment receive $100,000 payable in shares of Common Stock.

10. INVESTMENT IN JOINT VENTURE

   SMTI and NBC formed a limited liability corporation, Celebrity Golf Championship, LLC ("CGC") to conduct the annual golfing tournament known as The Celebrity Golf Championship. Earnings are allocated 75% to NBC and 25% to SMTI in accordance with the LLC agreement. All profits from CGC are distributed annually.

   Condensed financial information for CGC is as follows:

                        DECEMBER 31, 1997
                     ----------------------
                         (IN THOUSANDS)
Cash ...............         $  232
                             =======
Due to SMTI ........         $  232
                             =======

                       YEAR ENDED DECEMBER 31,
                        1997           1996
                       ------        ---------
                            (IN THOUSANDS)
Revenues ...........   $3,529           $2,743
Operating expenses      2,699            2,067
                       ------         --------
Net income .........   $  830           $  676
                       ======         ========

11. COMMITMENTS AND CONTINGENCIES

   The Company leases office space under operating leases that expire through 2008. These operating leases provide for basic annual rents plus escalation charges. The aggregate future minimum lease payments (including the deferred rent liability of $696,000) required under these leases, net of noncancelable sublease income of $2,370,000 as of December 31, 1997 are as follows:

               (IN THOUSANDS)
1998..........     $1,223
1999 .........      1,124
2000 .........      1,173
2001 .........      1,078
2002 .........        999
Thereafter  ..      3,862
               --------------
                   $9,459
               ==============

   The Company also rents office space on a month-to-month basis. Rent expense amounted to $45,000 and $303,000, respectively, for the years ended December 31, 1996 and 1997.

   The Company has notified the landlord for space previously occupied by one of the Company's subsidiaries that the space has been abandoned. The Company has recorded a loss of $466,000 for the year ended December 31, 1997 related to the settlement with the landlord and to write-off the related abandoned fixed assets.

   The Company has entered into employment agreements with key executives for periods ranging from three to five years.

   The Company is subject to certain legal proceedings and claims, which have arisen, in the ordinary course of its business. In the opinion of management, settlement of these actions, when ultimately concluded, will not have a material adverse effect on the Company's financial condition.

12. SUBSEQUENT EVENT

   In March 1998, the Company entered into a non-binding letter of intent to acquire Alphabet City Industries and Alphabet City Sports Records, Inc. (collectively, the "Pending Acquisition"),both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors. The aggregate purchase price for the Pending Acquisition will be approximately $3.0 million in cash and $1.0 million in shares of Common Stock. In addition, the Company may be obligated to make additional payments based upon the financial performance of the acquired businesses.
In connection with entering into the letter of intent, the Company advanced Alphabet City Industries $350,000.