Form 10KSB/A
period 1997-12-31
MARQUEE GROUP INC
filed 1998-04-30
CIK 1019072

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                 FORM 10-KSB/A

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________

                        Commission File Number: 0-21711

                            THE MARQUEE GROUP, INC.
                 (Name of Small Business Issuer in Its Charter)


           DELAWARE                                     13-3878295
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
         Incorporation)

             888 SEVENTH AVENUE, 37TH FLOOR
                   NEW YORK, NEW YORK                    10019
            (Address of Principal Executive            (Zip Code)
                        Offices)

Issuer's telephone number, including area code:  (212) 977-0300

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for fiscal year ended December 31, 1997:
$21,268,000.

         As of March 20, 1997, there were 17,912,677 shares of the Issuer's Common Stock, par value $.01 per share, outstanding. The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of such date was approximately $67,172,538 (based on the closing price of $3.75 per share as reported by The American Stock Exchange).

         Transitional Small Business Disclosure Format (check one):
YES [ ] NO [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names, ages and positions of the executive officers and directors of The Marquee Group, Inc. (the "Company"):


       NAME              AGE                     POSITION(S)
       ----              ---                     -----------
Robert M. Gutkowski       50   President, Chief Executive Officer and Director
Robert F.X. Sillerman     50                      Chairman
Arthur C. Kaminsky        51        Director and Executive Vice President
Michael Letis             57        Director and Executive Vice President
Louis J. Oppenheim        40        Director and Executive Vice President
Michael Trager            56        Director and Executive Vice President
William J. Allard         37                      Director
Arthur R. Barron          63                      Director
Donald L. Dell            59                      Director
Myles W. Schumer          51                      Director
Howard J. Tytel           51                      Director
Jan E. Chason             52               Chief Financial Officer

         The following are brief descriptions of the executive officers and directors of the Company:

         ROBERT M GUTKOWSKI has served as President, Chief Executive Officer and a director of the Company since December 1995. Since March 1997, Mr. Gutkowski has been a member of the Board of Directors of the Professional Bowlers Association. Mr. Gutkowski has more than 20 years of experience in the television, sports and entertainment industries. From September 1994 until December 1995, Mr. Gutkowski was a consultant to sports-related businesses. From November 1991 to September 1994, he served as President and Chief Executive Officer of Madison Square Garden Corporation, where he oversaw the operations of the New York Knicks, the New York Rangers, the MSG Entertainment Group, the MSG Cable Network, Madison Square Garden and the Paramount Theater. From July 1990 to November 1991, Mr. Gutkowski served as President of MSG Communications Group, having served as Executive Vice President thereof from September 1987 to July 1990. From October 1985 to September 1987, he served as President of Madison Square Garden Network. Prior to his tenure at Madison Square Garden, Mr. Gutkowski was Vice President-Sales for Paramount Television Domestic Distribution. From February 1981 to September 1983, Mr. Gutkowski was Vice President-Programming for ESPN. Mr. Gutkowski earned a B.A. from Hofstra University.

         ROBERT F.X. SILLERMAN has been Chairman of the Company since July 1995. Mr. Sillerman has been Executive Chairman of SFX Broadcasting, Inc. ("SFX Broadcasting"), a publicly-traded company which owns and operates radio stations, since 1995 and from 1992 through 1995 he served as Chairman and/or Chief Executive Officer of SFX Broadcasting. Since its formation in 1997, Mr. Sillerman has been the Executive Chairman , a member of the Office of the Chairman and a director of SFX Entertainment, Inc. ("SFX Entertainment"), which is a promoter and producer of, and operator of venues for, live entertainment events and which is being spun-of by SFX Broadcasting. Since 1985, Mr. Sillerman has been Chairman of the Board and Chief Executive Officer of Sillerman Communications Management Corporation ("SCMC"), an investment company that makes investments in and provides financial consulting services to companies engaged in media and sports-related businesses, including the Company, and, through privately-held entities, he controls the general partner of Sillerman Communications Partners, L.P., an investment partnership. Since 1985, he has been Chairman and Chief Executive Officer of The Sillerman Companies, Inc. ("TSC"), a private investment company which provides financial advisory, marketing, consulting and investment banking services to media companies and sports-related businesses and which is a principal stockholder of the Company. Mr. Sillerman is also a founder and a significant stockholder of Triathlon Broadcasting, Company ("Triathlon"), a publicly-traded company that owns and operates radio stations in medium and small-sized markets in the mid-western and western United States. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. Mr. Sillerman earned a B.A. from Brandeis University. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

         ARTHUR C. KAMINSKY has been a director of the Company since March 1996 and an Executive Vice President of the Company since December 1996. Mr. Kaminsky has served as President and Chief Executive Officer of Athletes and Artists, Inc. ("A&A") since 1977. From 1974 to 1990, Mr. Kaminsky was a partner with the law firm of Taft & Kaminsky. Mr. Kaminsky earned a B.A. from Cornell University and a J.D. from Yale University.

         MICHAEL LETIS became a director and an Executive Vice President of the Company in December 1996. Mr. Letis has served as President of Sports Management and Television International, Inc. ("SMTI") since 1984. Mr. Letis is a director of Thoroughbred Racing Communications, Inc. and of the Thoroughbred Club of America. Mr. Letis earned a B.A. from Dartmouth College.

         LOUIS J. OPPENHEIM became a director and an Executive Vice President of the Company in December 1996. Mr. Oppenheim has served as Chief Operating Officer, Vice President and Secretary of A&A since 1985. From 1981 to 1985, he served as a talent representative for A&A. Mr. Oppenheim earned a B.A. from The University of Pennsylvania and a J.D. from Fordham University.

         MICHAEL TRAGER has been a director of the Company since March 1996 and an Executive Vice President of the Company since December 1996. Mr. Trager has served as Chairman of SMTI since 1984. From November 1994 to December 1995, Mr. Trager served as a Director of Select Media Communications, Inc. Mr. Trager is a member of the Board of Directors and the past President of the Greenwich Old-timers Athletic Association, which provides college scholarships and financial assistance to young athletics in the Greenwich community. Mr. Trager earned a B.A. and M.S. from Bucknell University.

         WILLIAM J. ALLARD has served as a director of the Company since October 1997. Mr. Allard has served as the Chief Operating Officer of ProServ, Inc. since January 1993 and as President of ProServ, Inc. since December 1996. From December 1990 to January 1993, Mr. Allard served as Managing Director of ProServ Europe, S.A., a French subsidiary of ProServ, Inc. Mr. Allard earned a B.S. from Babson College and an M.B.A. from Harvard University.

         ARTHUR R. BARRON has served as a director of the Company since December 1996. From January 1995 through December 1997, Mr. Barron served as a non-exclusive consultant to Callahan Associates International LLC, a company seeking to finance, develop and acquire communication, entertainment and wireless projects around the world. In May 1995, Mr. Barron retired from Time-Warner Inc. ("Time-Warner"), where he served from February 1990 to May 1995 as Chairman of Time-Warner International, which is engaged in international strategic development activities in the media and entertainment industries, and as Chairman of Time-Warner Enterprises, the strategic and business development unit of Time-Warner. From 1984 until July 1989, Mr. Barron served as President of Paramount Communications Inc.'s entertainment group, which includes Paramount Pictures, Madison Square Garden, the New York Knicks and the New York Rangers.

         DONALD L. DELL has served as a director of the Company since October 1997. Mr. Dell founded, and since 1971 has been the Chairman and Chief Executive Officer of, ProServ, Inc. In 1980, Mr. Dell founded and became the Chairman of the Board of ProServ Television, Inc. Mr. Dell is also the Honorary Chairman of the KidSports Foundation, the Co-Chairman of the D.C. Tennis Classic in Washington, D.C. and the Vice Chairman of the International Tennis Hall of Fame in Newport, Rhode Island. He also serves on the Advisory Committee of the Washington Tennis Foundation. Mr. Dell earned a B.A. from Yale University and a J.D. from the University of Virginia.

         MYLES W. SCHUMER has served as a director of the Company since December 1996. For more than the past five years, Mr. Schumer has been a partner, specializing in tax matters, of Cornick, Garber & Sandler, New York, independent public accountants. From July 1993 until November 1996, Mr. Schumer served as a director of Multi-Market Radio, Inc., a publicly-traded company engaged in the ownership and operation of radio stations.

         HOWARD J. TYTEL has served as a director of the Company since July 1995. Mr. Tytel has been a director, Executive Vice President, General Counsel and Secretary of SFX Broadcasting since 1992. Mr. Tytel has also served as an Executive Vice President, General Counsel, Secretary and a director of SFX Entertainment since its formation in 1997. Mr. Tytel has also been Executive Vice President, General Counsel and a director of SCMC and TSC since 1985. From March 1995 until March 1997, Mr. Tytel was a director of Interactive Flight Technologies, Inc., a publicly- traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. Since 1993, Mr. Tytel has been Of Counsel to the law firm of Baker & McKenzie, which represents the Company, SFX Broadcasting, SFX Entertainment, SCMC and TSC. Mr. Tytel earned a B.A. and B.S. from Washington University and a J.D. from New York University.

         JAN E. CHASON has been the Chief Financial Officer of the Company since June 1997. From November 1996 to July 1997, Mr. Chason was the Chief Financial Officer of Triathlon Broadcasting Company, a publicly-traded company that owns and operates radio stations. In addition, from June 1996 through June 1997, Mr. Chason was a consultant to SCMC and TSC and, through TSC, provided advisory services to the Company. Mr. Chason was the principal in JEC Consulting Associates, which specialized in providing financial consulting and advisory services, from October 1994 to June 1996. From 1982 until September 1994, Mr. Chason was a Partner, specializing in auditing and accounting services, of Ernst & Young LLP. Mr. Chason earned a B.B.A. from City College of New York and is a Certified Public Accountant.

         The Company and certain stockholders have entered into a stockholders' agreement. The stockholders' agreement covers certain corporate governance matters and also gives the parties thereto (other than the Company) the right to nominate directors to the Company's Board of Directors. See "Item 12--Certain Relations and Related Transactions--Stockholders' Agreement."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who beneficially own more than 10% of a class of the Company's equity securities which are registered under the Exchange Act to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes of ownership of such registered securities.

         Based solely on its review of copies of such forms furnished to the Company, or written representations that no filings of Form 5 reports were required, the Company believes that during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them, except that Donald L. Dell and William Allard filed a late Form 3 upon becoming directors of the Company, Arthur Barron filed one late Form 4 with respect to an open market purchase, Donald L. Dell file three late Form 4s with respect to open market purchases, Robert F.X. Sillerman filed a late Form 5 with respect to a transaction exempt from Section 16(b) of the Exchange Act and Jan E Chason failed to file a Form 5 with respect to a transaction exempt from Section
16(b) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION.

REMUNERATION OF MANAGEMENT

         The Company commenced operations in 1996. The table below sets forth information regarding the compensation awarded to, earned by or paid to Robert
M. Gutkowski, the President and Chief Executive Officer of the Company, and the next four most highly compensated officers of the Company (collectively, the "Named Executive Officers") during the years ended December 31, 1996 and 1997 for services rendered in all capacities to the Company and its subsidiaries.

                                            SUMMARY COMPENSATION TABLE
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                          LONG TERM
                                                       ANNUAL COMPENSATION                               COMPENSATION
                                                   ----------------------------        OTHER ANNUAL  ---------------------
                                                                                       COMPENSATION  SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION          FISCAL YEAR   ANNUAL SALARY ($)   BONUS($)           ($)(1)         OPTIONS (#)
---------------------------          -----------   -----------------   --------           ------         -----------
Robert M. Gutkowski                     1997             325,000       150,000               --                    0
  President and Chief                   1996             231,250       122,500               --               20,000
  Executive Officer


Arthur C. Kaminsky                      1997             300,000          0                  --                    0
    Executive Vice President            1996              12,500(2)       0                  --               20,000


Michael Letis                           1997             300,000          0                  --                    0
    Executive Vice President            1996              12,500(3)       0                  --               20,000


Louis J. Oppenheim                      1997             175,000          0                  --                    0
    Executive Vice President
    and Secretary                       1996               7,292(4)       0                  --               10,000


Michael Trager                          1997             300,000          0                  --                    0
    Executive Vice President            1996              12,500(5)       0                  --               20,000

--------------------
(1) For each of 1996 and 1997, the aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus for each of the Named Executive Officers.
(2) Mr. Kaminsky became an Executive Vice President of the Company effective December 11, 1996, upon the acquisition of A&A by the Company (the "A&A Acquisition"), and entered into an employment agreement providing for an initial annual salary of $300,000.
(3) Mr. Letis became an Executive Vice President of the Company effective December 11, 1996, upon the acquisition of SMTI by the Company (the"SMTI Acquisition"), and entered into an employment agreement providing for an initial annual salary of $300,000.
(4) Mr. Oppenheim became an Executive Vice President of the Company effective December 11, 1996, upon the consummation of the A&A Acquisition, and entered into an employment agreement providing for an initial annual salary of $175,000.
(5) Mr. Trager became an Executive Vice President of the Company effective December 11, 1996, upon the consummation of the SMTI Acquisition, and entered into an employment agreement providing for an initial annual salary of $300,000.

                           OPTION/SAR GRANTS IN 1997

         No options were granted to any of the Named Executive Officers in 1997.

         The Company made the following grants of stock options and stock appreciation rights to its directors and executive officers in 1997: Donald L. Dell, a director of the Company, was granted 40,000 stock options in connection with the execution by him of an employment agreement with the Company. See "--Employment Agreements." In addition, TSC, a corporation of which Robert F.X. Sillerman , the Chairman of the Company, is the Chairman and Chief Executive Officer, was granted 200,000 five-year stock options in connection with the Tender Offer (as defined below). These options are immediately exercisable and have an exercise price of $7.00 per share. Mr. Sillerman was granted 10,000 five-year stock options in connection with the ProServ Acquisition (as defined below). These options are immediately exercisable and have an exercise price of $5.00 per share. See "Item 12--Certain Relationships and Related Transactions--Consulting Agreement" and "--ProServ Acquisition." Arthur Barron and Myles W. Schumer, the independent directors of the Company, were each awarded 7,500 stock appreciation rights in 1997. Jan E. Chason, the Chief Financial Officer of the Company, was granted 7,500 stock options in 1997 with an exercise price of $5.875 per share. These options vest over three years.

         In addition, since January 1, 1998 the Company has granted 65,000 options to Robert F.X. Sillerman, 45,000 options to Robert M. Gutkowski, 32,500 options to each of Arthur Kaminsky, Michael Letis and Michael Trager, and 22,500 options to Louis J. Oppenheim, as well as 10,000 stock appreciation rights to Arthur R Barron, Myles W. Schumer and Howard J. Tytel. These options or stock appreciation rights vest over a three-year period and have an exercise price or a strike price of $4.00 per share of underlying Common Stock.

  AGGREGATE OPTION/SAR EXERCISES IN 1997 AND FISCAL YEAR-END OPTION/SAR VALUES

         The table below sets forth information with respect to the exercise of stock options and stock appreciation rights by the Named Executive Officers during the year ended December 31, 1997 and the value at December 31, 1997 of unexercised "in-the-money" options held by the Named Executive Officers. The value of unexercised in-the-money options at December 31, 1997 is the difference between the option exercise price and the fair market value of a share of Common Stock at December 31, 1997, multiplied by the number of options.

                                                              NUMBER OF SECURITIES
                                                             UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED
                          SHARES                                   OPTIONS/SARS          IN-THE-MONEY OPTIONS
                        ACQUIRED ON                               AT FY-END (#)            AT FY-END ($)(1)
     NAME               EXERCISE (#)   VALUE REALIZED ($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
     ----               ------------   ------------------   -------------------------   -------------------------
Robert M. Gutkowski         0                 0                   2,000/18,000                      0
Arthur C. Kaminsky          0                 0                   2,000/18,000                      0
Michael Letis               0                 0                   2,000/18,000                      0
Louis J. Oppenheim          0                 0                   1,000/9,000                       0
Michael Trager              0                 0                   2,000/18,000                      0

--------------------
(1) Based on $3.75, the closing price on December 31, 1996 of a share of Common Stock.

EMPLOYMENT AGREEMENTS

         The Company has employment agreements with each of Messrs. Gutkowski, Kaminsky, Letis, Trager, Oppenheim, Dell and Allard.

         The Company and Robert M. Gutkowski have entered into an employment agreement dated as of March 21, 1996 pursuant to which Mr. Gutkowski agreed to serve as the Company's President and Chief Executive Officer for an initial term of five years. The employment agreement provides that Mr. Gutkowski shall receive an annual base salary of $325,000 plus an annual bonus of at least $150,000 (which bonus may be increased in the discretion of the Board of Directors of the Company).

         The employment agreement provides that the Company may terminate Mr. Gutkowski's employment agreement prior to the expiration of its term in the event of his death, disability for a period of 26 consecutive weeks or for "cause." For purposes of the employment agreement, "cause" is defined as the conviction of a felony, the commission of an act of fraud or embezzlement upon the Company, a material breach by Mr. Gutkowski of his agreement not to compete with the Company or the wilful malfeasance or gross negligence by Mr. Gutkowski in the performance of his duties under the employment agreement or his failure to perform his duties thereunder, which malfeasance, negligence or failure has a material adverse effect on the business of the Company and which shall remain uncured for a period of 15 days following written notice from the Company.

         Pursuant to his employment agreement, Mr. Gutkowski has agreed not to compete with the Company or solicit any of the Company's clients or employees during the term of the agreement. In addition, the employment agreement prohibits Mr. Gutkowski from engaging in such activities for certain periods of time in the event he voluntarily terminates his employment agreement, the Company terminates his employment agreement or the employment agreement is not extended on substantially similar terms.

         Upon its acquisition of A&A and SMTI in December 1996, the Company entered into employment agreements with each of Messrs. Kaminsky, Letis, Oppenheim and Trager on substantially the same terms and conditions as Mr. Gutkowski's employment agreement with the Company, pursuant to which each such person has agreed to serve as an Executive Vice President of the Company for an initial term of five years. The employment agreements provided that each of Messrs. Kaminsky, Letis and Trager will receive an annual base salary of $300,000 and the employment agreement with Mr. Oppenheim provides that he will receive an annual base salary of $175,000.

         Upon its acquisition of ProServ (as defined below) in October 1997, the Company entered into an employment agreement with Mr. Dell pursuant to which he will serve for an initial term of four years as the chairman and chief executive officer of ProServ and a director of the Company for a base salary of not less than $300,000 per year plus certain bonuses. The employment agreement is terminable after three years by Mr. Dell without any further obligation on his part (except that he will be subject to a one-year agreement not to compete with the Company if he opts to receive options to purchase 40,000 shares of Common Stock); if he does not so terminate the employment agreement, the Company may extend the employment agreement for a fifth year. In addition, pursuant to the employment agreement, Mr. Dell received, at the consummation of ProServ's acquisition by the Company, and he will receive, upon each anniversary thereof during the term of his employment agreement, an option to purchase 40,000 shares of Common Stock at an exercise price per share based upon the closing price of the Common Stock on the date of grant.

         Upon its acquisition of ProServ in October 1997, the Company entered into an employment agreement with Mr. Allard. Mr. Allard's employment agreement provides that he will serve as President, Chief Operating Officer and Managing Director of ProServ through December 31, 2000 for an annual base salary of $300,000 plus certain incentive-based bonuses.

DIRECTOR COMPENSATION

         Each director who is not an employee of the Company receives $1,500 for each Board of Directors' meeting attended and $750 for each committee meeting attended, in addition to reimbursement for travel expenses in attending such meetings. In February 1998, each of Messrs. Barron and Schumer were awarded 7,500 stock appreciation rights in 1997. These stock appreciation rights vest over two years and have a strike price of $4.25 per share of Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding ownership of Common Stock as of March 20, 1998, by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) each Named Executive Officer and each director of the Company and (iii) all executive officers and directors of the Company as a group.

            NAME AND ADDRESS                    NUMBER OF
         OF BENEFICIAL OWNER(1)                   SHARES            PERCENT
         ----------------------                   ------            -------
DIRECTORS AND EXECUTIVE OFFICERS:
Robert F.X. Sillerman(2)(3)                    1,660,152               9.1%
Robert M. Gutkowski(3)(4)                        725,076               4.0%
Arthur C. Kaminsky(3)(5)                         725,076               4.0%
Michael Letis(3)(6)                              725,076               4.0%
Michael Trager(3)(7)                             725,076               4.0%
Louis J. Oppenheim(3)(8)                         362,536               2.0%
William J. Allard(9)                              35,000                *
Arthur R. Barron(10)                              20,000                *
Donald L. Dell(11)                               355,000               2.0%
Myles W. Schumer(12)                               3,000                *
Howard J. Tytel(13)                                   --                --
Jan E. Chason(14)                                  4,000                *
All executive officers and directors of the
     Company as a group (12 persons)(15)       5,272,592              28.6%

5% STOCKHOLDERS:

Kaufmann Fund, Inc.(16)
     140 East 45th Street, 43rd Floor
     New York, NY 10017                        3,500,000              19.5%

Franklin Resources, Inc.(17)                   1,500,000               8.4%
     777 Mariners Island Blvd.
     San Mateo, CA  94404

--------------

*      less than 1%

(1) Unless otherwise noted, the address of each beneficial owner is c/o The Marquee Group, Inc., 888 Seventh Avenue, 37th Floor, New York, New York 10019. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Mr. Sillerman, the Chairman of the Company, is the Chairman, Chief Executive Officer and controlling stockholder of TSC, which beneficially owns 1,369,230 shares of Common Stock. Includes 392,308 shares of Common Stock held in escrow but with respect to which TSC retains the power to vote (see "--Escrow Shares--IPO Escrow Shares"), 214,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 76,922 shares of Common Stock issuable upon exercise of Warrants. Does not include 36,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998. See "Certain Relationships and Related Transactions--Consulting Agreement."
(3) The Company, TSC and Messrs. Gutkowski, Kaminsky, Letis, Trager and Oppenheim have entered into an agreement with the Company with respect to the voting of shares of Common Stock held by them. See "Certain Relationships and Related Transactions--Stockholders' Agreement."
(4) Includes 196,154 shares of Common Stock that Mr. Gutkowski placed in escrow but with respect to which he retains voting power (see "--Escrow Shares--IPO Escrow Shares"), 2,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 38,461 shares of Common Stock issuable upon exercise of Warrants. Does not include 18,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(5) Includes 196,154 shares of Common Stock that Mr. Kaminsky placed in escrow but with respect to which he retains voting power (see "--Escrow Shares--IPO Escrow Shares"), 2,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 38,461 shares of Common Stock issuable upon exercise of Warrants. Does not include 18,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(6) Includes 196,154 shares of Common Stock that Mr. Letis placed in escrow but with respect to which he retains voting power (see "--Escrow Shares--IPO Escrow Shares"), 2,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 38,461 shares of Common Stock issuable upon exercise of Warrants. Does not include 18,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(7) Includes 196,154 shares of Common Stock that Mr. Trager placed in escrow but with respect to which he retains voting power (see "--Escrow Shares--IPO Escrow Shares"), 2,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 38,461 shares of Common Stock issuable upon exercise of Warrants. Does not include 18,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(8) Includes 98,076 shares of Common Stock that Mr. Oppenheim placed in escrow but with respect to which he retains voting power (see "--Escrow Shares--IPO Escrow Shares"), 1,000 shares of Common Stock issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 19,230 shares of Common Stock issuable upon exercise of Warrants. Does not include 9,000 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(9) Includes 25,000 shares issuable upon exercise of options which are currently exercisable.
(10) Does not include 7,500 stock appreciation rights, none of which are exercisable within 60 days of March 20, 1998. See "Item 10--Executive Compensation--Director Compensation."
(11) Includes 40,000 shares issuable upon exercise of options which are currently exercisable.
(12) Includes 1,500 shares of Common Stock issuable upon exercise of Warrants which are currently exercisable. Does not include 7,500 stock appreciation rights, none of which are exercisable within 60 days of March 20, 1998. See "Item 10--Executive Compensation--Director Compensation."
(13) Mr. Tytel, is a minority stockholder of TSC, which owns 1,369,230 shares of Common Stock; however, he is not deemed to beneficially own any such shares.
(14) Includes 2,000 shares issuable upon exercise of Warrants which are currently exercisable. Does not include 7,500 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(15) Includes 288,000 shares issuable upon the exercise of options that are exercisable within 60 days of March 20, 1998 and 253,496 shares issuable upon exercise of Warrants. Does not include 124,500 shares of Common Stock issuable upon the exercise of options that are not exercisable within 60 days of March 20, 1998.
(16) Based on information contained in a Schedule 13G filed with the SEC on November 12, 1997 by Kaufmann Fund, Inc., an investment company registered under the Investment Company Act of 1940, as amended.
(17) Based on information contained in a Schedule 13G filed with the SEC on February 6, 1998 by Franklin Resources, Inc. ("Resources"), Charles P. Johnson, Rupert H. Johnson, Jr. and Franklin Advisors, Inc. ("Advisors"). Advisors is a subsidiary of Resources and an investment advisor registered under the Investment Advisers Act of 1940, as amended. Advisors has investment and/or voting power over securities owned by its advisory clients. Charles P. Johnson and Rupert H. Johnson each own in excess of 10% of the outstanding common stock of Resources and are the principal stockholders of Resources.

ESCROW SHARES

         IPO Escrow Shares

         In connection with the Company's initial public offering, TSC and Messrs. Gutkowski, Kaminsky, Oppenheim, Letis and Trager deposited an aggregate of 1,275,000 shares of Common Stock into escrow. The escrowed shares are not assignable or transferable. Of the escrowed shares, (i) 425,000 shares shall be released from escrow if, for the fiscal year ending December 31, 1997, the Company's income before provision for taxes (the "Minimum Pretax Income") equals or exceeds $1,400,000; (ii) 425,000 shares (or, it the condition set forth in (i) above was not met, 850,000 shares) shall be released, if, for the fiscal year ending December 31, 1998, the Minimum Pretax Income equals or exceeds $2,400,000; (iii) 425,000 shares (or, if the conditions set forth in either (i) or (ii) were not met, the remaining escrowed shares) shall be released if, for the fiscal year ending December 31, 1999, the Minimum Pretax Income equals or exceeds $3,400,000 and (iv) all of the escrowed shares will be released from escrow if one or more of the following conditions is/are met: (a) the Closing Price (as defined in the escrow agreement) of the Common Stock averages in excess of $15.00 per share for any 20 consecutive trading days during the period from December 5, 1998 until December 31, 1999; or (b) the Company is acquired by or merged Into another entity in a transaction in which the value of the per share consideration received by the stockholders of the Company on the date of such transaction equals or exceeds $15.00 per share. The Company did not meet the 1997 earnings test and, accordingly, no shares have been released from escrow.

         If the applicable Minimum Pretax Income levels or Closing Price level set forth above have not been met by March 31, 2000, the escrowed shares, as well as any dividends or other distributions made with respect thereto, will be canceled and contributed to the capital of the Company.

         The Minimum Pretax Income amounts set forth above shall be (i) calculated exclusive of (x) any extraordinary earnings or charges (including any charges incurred in connection with the release from escrow of the escrowed shares and any Escrow Property (as defined below) in respect thereof) and (y) any interest expense relating to the debentures issued by the Company in connection with the Private Placement (as defined below); (ii) derived solely from the businesses owned and operated by the Company following completion of the Acquisitions and shall not give effect to any operations relating to businesses or assets acquired after such date and (iii) audited by the Company's independent public accountants. The Closing Price amount set forth above is subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

         Any money, securities, rights or property distributed in respect of the escrowed shares shall be received by the escrow agent, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution or total or partial liquidation of the Company (the "Escrow Property"); provided, however, that with the exception of any securities of the Company or any successor to the Company issued as a result of any of the foregoing, such property shall be delivered to the holders of the escrowed shares promptly upon the escrow agent's receipt thereof. The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and the underwriters in the Company's initial public offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

         QBQ Escrow Shares

         In connection with the acquisition in October 1997 of QBQ Entertainment, Inc. ("QBQ") by the Company (the "QBQ Acquisition"), the Company deposited into escrow 78,702 shares of Common Stock . Pursuant to the terms of such escrow, the QBQ Escrow Shares shall be released from escrow if the Operating Income (as defined in the agreement relating to the QBQ Acquisition) derived from the purchased assets exceeds $1.0 million in any of the three fiscal years (or $1.25 million in the fourth fiscal year) following the consummation of the QBQ Acquisition.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CONSULTING AGREEMENT

         The Company has entered Into a Financial Consulting Agreement with SCMC, dated as of August 1, 1996 (the "Consulting Agreement"). In March 1997, SCMC assigned its rights, obligations and duties under the Consulting Agreement to TSC. Pursuant to the Consulting Agreement, TSC, a principal stockholder of the Company, has agreed to serve as the Company's financial consultant until August 1, 2002. Robert F.X. Sillerman, the Chairman of the Company, is the Chairman, Chief Executive Officer and controlling stockholder of SCMC and TSC, and Howard J. Tytel, a director of the Company, is the Executive Vice President and General Counsel of SCMC and TSC. SCMC and/or TSC have entered into similar agreements with other companies, including companies in which Mr. Sillerman or his affiliates have substantial interests. The Company had agreed to pay $30,000 per month commencing in September 1997 to TSC as compensation for its services under the Consulting Agreement. In October 1997, TSC waived its rights to future monthly payments under the Consulting Agreement. Under the Consulting Agreement, TSC has agreed to perform, or assist the Company in, among other things: (i) production of financial reports and other data for the Company's lenders and investors and as required under the Securities Act and the Exchange Act, (ii) assistance with the preparation of the Company's books and records,
(iii) the maintenance of relationships with financial institutions participating in Company financings, (iv) the design and implementation of the Company's accounting systems, (v) the purchase, installation and implementation of computer hardware and software for the Company's accounting systems, (vi) the implementation of a cash management system, (vii) the establishment of regularized procedures for the accumulation of cash balances available for interest and other required debt service payments, (viii) the engagement of bookkeeping, accounting and other personnel necessary for the implementation of the Company's accounting systems and (ix) placement of financing.

         The Consulting Agreement also provides for Special Advisory Fees to be paid to TSC in the event of any financings or mergers and acquisitions, whether or not such transactions are originated by TSC, although such fees are subject to the approval of the Company's independent directors. The Company did not, however, make any such payment to SCMC or TSC in connection with the Company's initial public offering, the A&A Acquisition, the SMTI Acquisition or the Private Placement. In February 1997, the Company advanced $400,000 to TSC as an advance against Special Advisory Fees to be earned by TSC. In connection with the ProServ Acquisition and the QBQ Acquisition, TSC received Special Advisory Fees of $450,000 (of which $400,000 was offset against the amount previously advanced to TSC). In connection with the tender offer, commenced in July 1997 and consummated in September 1997, by the Company for its outstanding Warrants (the "Tender Offer"), TSC received an immediately exercisable option to purchase 200,000 shares of Common Stock at $7.00 per share. The TSC Option expires in 2002. Although the Special Advisory Fees paid in connection with these acquisitions exceed those contemplated by the Consulting Agreement, the Company's independent directors have approved such fees as an affiliated transaction.

         The Company has also agreed to reimburse TSC for all reasonable out-of-pocket disbursements incurred by TSC in connection with the performance of services under the Consulting Agreement and to indemnify TSC and its affiliates for losses, claims, damages or liabilities arising out of TSC's performance of its obligations under the Consulting Agreement. In 1997, the Company reimbursed TSC's expenses of $75,000.

         Howard J. Tytel, a director of the Company, is Of Counsel to the law firm of Baker & McKenzie, which is counsel in certain matters to the Company, SCMC, TSC and certain other affiliates of Mr. Sillerman, the Chairman of the Company. Baker & McKenzie compensates Mr. Tytel based upon the fees it receives for providing legal services to the Company and other clients introduced to the firm by Mr. Tytel. Mr. Tytel's primary employment is as an officer of SCMC and TSC. The Company paid Baker & McKenzie $645,000 for legal services and disbursements during 1997.

         In January 1996, the Company entered into a month-to-month lease with TSC providing for a monthly rent of approximately $4,000, which lease was terminated in September 1996.

PROSERV ACQUISITION

         The Company purchased ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ") for an aggregate purchase price of $10.8 million cash and the issuance of 250,000 shares of Common Stock (the "ProServ Acquisition"). In connection with the acquisition, the Company repaid approximately $2.5 million of the outstanding indebtedness of ProServ. Of the $10.8 million cash purchase price, Donald Dell received $6.5 million and William J. Allard received approximately $643,000. In addition, Mr. Dell received the 250,000 shares of Common Stock issued in the ProServ Acquisition (the "Dell Stock Consideration"). Messrs. Dell and Allard became directors of the Company upon the consummation of the ProServ Acquisition.

         Mr. Dell has agreed not to offer, sell or otherwise transfer or dispose of, directly or indirectly, 50% of the Dell Consideration Stock (except, in certain circumstances, by gift, inheritance or pledge) for a period of 12 months from the consummation of the purchase of his shares and the remaining 50% of the Dell Consideration Stock for a period of 27 months from the consummation of the purchase of his shares. The Company has granted Mr. Dell certain demand and piggyback registration rights with respect to the Dell Consideration Stock, which, in certain situations, permit Mr. Dell to sell 100% of the Dell Consideration Stock 12 months after the consummation of the ProServ Acquisition.

         In addition, the Company and Mr. Dell have agreed to indemnify each other for any losses incurred by either party as a result of the inaccuracy of any representation or warranty or the breach of any covenant or agreement; however, in certain circumstances, if Mr. Dell breaches the agreement, and the Company still elects to purchase Mr. Dell's shares, then the Company's remedy for such breach will be limited to $900,000. Mr. Dell has also agreed to indemnify the Company for certain amounts by which ProServ's deficit in net working capital at the time of the consummation of the purchase of Mr. Dell's shares exceeds certain specified thresholds. The amount of such indemnity has not been finally determined.

         The Company's stock purchase agreement with Mr. Dell provides that, at any time within the 60 day period following the second anniversary of the consummation of the purchase of the ProServ Acquisition, Mr. Dell's shares, Mr. Dell may elect to transfer to the Company up to all of the remaining Dell Consideration Stock held by Mr. Dell at a price per share equal to $7.70 (up to approximately $1.9 million in the aggregate). In the event the Company does not purchase the shares from Mr. Dell, Mr. Dell has certain rights to require the Company to issue more shares of Common Stock to Mr. Dell. In addition, at any time between the 61st and 90th day following the second anniversary of the consummation of the purchase of Mr. Dell's shares, the Company may purchase up to 50% of the Dell Consideration Stock held by Mr. Dell at a price per share equal to $7.70 (up to $962,500 in the aggregate). The Company will record charges to operations over the next two years related to the Company's potential obligation to repurchase the Dell Consideration Stock.

         Upon the consummation of the ProServ Acquisition, the Company entered into an employment agreement with Mr. Dell and Mr. Allard. See "Item 10--Executive Compensation--Employment Agreements."

         In connection with the ProServ Acquisition, Robert F.X. Sillerman provided a $500,000 personal guarantee to secure the Company's obligations. In consideration for his guarantee, the Company granted Mr. Sillerman an immediately exercisable, five-year option to purchase 10,000 shares of Common Stock at an exercise price per share of $5.00 and paid Mr. Sillerman $75,000, which included $25,000 for his related legal fees and expenses.

STOCKHOLDERS' AGREEMENT

         In March 1996, the Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") with each of TSC, Robert M. Gutkowski, Arthur C. Kaminsky, Louis J. Oppenheim, Michael Trager and Michael Letis. The Stockholders' Agreement generally covers certain corporate governance matters. Pursuant to the Stockholders' Agreement, TSC is entitled to nominate two directors to the Company's Board of Directors, Messrs. Kaminsky and Oppenheim are entitled to nominate two directors, Messrs. Trager and Letis are entitled to nominate two directors, and Mr. Gutkowski is entitled to nominate one director. Each of the stockholder parties to the Stockholders' Agreement (a "Stockholder") has agreed to vote all of the shares of Common Stock owned by such person for the election of the directors so nominated and not to take any action to remove any director so elected (except for the director(s) nominated by such Stockholder). In September 1997, the Stockholders' Agreement was amended to provide for an increase in the size of the Company's Board of Directors in order to permit the addition of Messrs. Dell and Allard upon the consummation of the transactions contemplated by the agreement relating to the ProServ Acquisition.

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

POTENTIAL CONFLICTS OF INTEREST WITH SFX ENTERTAINMENT

         Robert F.X. Sillerman, the Chairman of the Company, is principally employed as the Executive Chairman of, and Howard J. Tytel, a director of the Company, serves as a director, Executive Vice President and Secretary of, SFX Entertainment. In connection with its live entertainment business, SFX Entertainment owns, operates or is the exclusive promoter for certain major music venues. The Company may book musicians it represents at such venues. In such cases, Messrs. Sillerman and Tytel may have conflicts between their responsibilities to the Company and to SFX Entertainment.

FOUNDERS' STOCK

         In connection with the organization of the Company, in July 1995 the Company sold 333 shares of Common Stock to Robert M. Gutkowski, the Company's President and Chief Executive Officer, and in August 1995 the Company sold 666 shares of Common Stock to TSC, which is controlled by Robert F.X. Sillerman, the Company's Chairman, for an aggregate purchase price of $19,980 (or approximately $.01 per share on a post-Stock Split basis). In May 1996, the Company sold one share of Common Stock to Martin R. Ehrlich, the Senior Vice President of Programming of the Company, for a purchase price of $500 (or $.01 per share on a post-Stock Split basis). In August 1996, the Company increased the number of shares outstanding by means of a stock split (the "Stock Split"), thereby increasing the number of shares held by Mr. Gutkowski to 646,154 shares, TSC to 1,292,308 shares and Mr. Ehrlich to 50,000 shares.

ESCROW AGREEMENT

         TSC and Messrs. Gutkowski, Kaminsky, Oppenheim, Trager and Letis have deposited an aggregate of 1,275,000 shares of Common Stock into escrow pursuant to an escrow agreement between them, the Company and Continental Stock Transfer & Trust Company, as escrow agent. The shares are to be released from escrow if certain specified earnings tests are met or if the Common Stock trades at certain specified levels during a specified period. TSC and Messrs. Gutkowski, Kaminsky, Oppenheim, Trager and Letis retain the power to vote the shares they have placed in escrow. See "Item 11--Security Ownership of Certain Beneficial Owners and Management--Escrow Shares--IPO Escrow Shares."

PRIVATE PLACEMENT AND CORPORATE INDEBTEDNESS

         In August 1996 the Company consummated the private placement (the "Private Placement") of $2,000,000 aggregate principal amount of debentures (the "Debentures"). The $2,000,000 aggregate principal amount of Debentures were converted into an aggregate of 666,662 IPO Units upon the consummation of the Company's initial public offering in December 1996.

         From January 3, 1996 through September 30, 1996, Robert M. Gutkowski made loans to the Company in the aggregate principal amount of $437,000, which loans accrued interest at the rate of 12% per annum. The funds advanced by Mr. Gutkowski were used by the Company for working capital purposes. In August 1996, the Company repaid $125,000 of such amount to Mr. Gutkowski from the proceeds of the Private Placement, and Mr. Gutkowski purchased

$115,385 in principal amount of Debentures through the cancellation of an equal portion of such indebtedness, which Debentures automatically converted upon the consummation of the Company's initial public offering into 38,461 shares of Common Stock and 38,461 Warrants. In September 1996 the Company repaid $76,000 of its indebtedness to Mr. Gutkowski from working capital. The Company repaid Mr. Gutkowski's remaining balance and accrued interest in December 1997. The investment by Mr. Gutkowski in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Gutkowski agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1996.

         From May 15, 1996 through August 12, 1996, TSC incurred expenses and made loans to the Company in the aggregate principal amount of $196,385. The indebtedness accrued interest at the rate of 12% per annum but the interest was waived by TSC. The indebtedness was used by the Company for working capital purposes, including rent payable to TSC. In August 1996, TSC purchased $230,768 in principal amount of Debentures through the payment of $34,383 and the cancellation of such indebtedness, which Debentures automatically converted upon the consummation of the Company's initial public offering into 76,924 shares of Common Stock and 76,924 Warrants. The investment by TSC in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that TSC agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1996.

         On May 30, 1996, Michael Trager, the Chairman of SMTI and a director of the Company, and Michael Letis, the President of SMTI, each of whom is currently an Executive Vice President and a director of the Company, made a loan to the Company in the aggregate principal amount of $100,000. The loan accrued interest at the rate of 12% per annum but the interest was waived by Messrs. Trager and Letis. The proceeds of the loan were used by the Company for working capital purposes. In August 1996, Messrs. Trager and Letis each purchased $115,385 in principal amount of Debentures through the payment of an aggregate of $130,770 and the cancellation of the $100,000 loan, which Debentures automatically converted upon the consummation of the Company's initial public offering into an aggregate of 76,924 shares of Common Stock and 76,924 Warrants. The investments by Messrs. Trager and Letis in the Private Placement were on the same terms as the investments by the non-affiliated investors, except that Messrs. Trager and Letis each agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1996.

         On August 6,1996, Louis J. Oppenheim, the Vice President of A&A and an Executive Vice President and a director of the Company, made a loan to the Company in the aggregate principal amount of $33,334. The loan accrued interest at the rate of 12% per annum, but the interest was waived by Mr. Oppenheim. The proceeds of the loan were used by the Company for working capital purposes. In August 1996, Mr. Oppenheim purchased $57,692 in principal amount of Debentures through the payment of $24,358 and the cancellation of the $33,334 loan, which Debentures automatically converted upon the consummation of the Company's initial public offering Into 19,230 shares of Common Stock and 19,230 Warrants. The investment by Mr. Oppenheim in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Oppenheim agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1996.

         In August 1996, Arthur C. Kaminsky, the President and Chief Executive Officer of A&A and an Executive Officer and a director of the Company, purchased $115,385 principal amount of Debentures, which Debentures automatically converted upon the consummation of the Company's initial public offering into 38,461 shares of Common Stock and 38,461 Warrants. The investment by Mr. Kaminsky in the Private Placement was on the same terms as the investments by the non-affiliated investors, except that Mr. Kaminsky agreed not to sell the securities issuable upon conversion of the Debentures during the two-year period commencing on December 5, 1996.

SMTI ACQUISITION

         The Company, SMTI, Messrs. Trager, Letis, Gutkowski and TSC entered into an acquisition agreement, amended and restated as of March 21, 1996 (the "SMTI Acquisition Agreement"), pursuant to which a wholly-owned subsidiary of the Company merged with and into SMTI on December 11, 1996, simultaneously with the closing of the Company's initial public offering. The aggregate purchase price paid by the Company to Messrs. Trager and Letis, the sole stockholders of SMTI, consisted of (i) $8,000,000 cash, of which $6,500,000 was paid at the closing and an aggregate of $1,500,000 is payable in five equal annual installments commencing April 1, 1997 and (ii) the issuance to each of Messrs. Trager and Letis of 646,154 shares of Common Stock. The Company also entered into five-year employment agreements with each of Messrs. Trager and Letis. See "Management-Employment Agreements."

         From its inception until immediately prior to the completion of the SMTI Acquisition, SMTI was treated as a closely-held corporation under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and, therefore, did not pay federal income taxes on amounts earned during such period. Accordingly, SMTI distributed through dividends to its stockholders substantially all of its earnings during such period. Pursuant to the SMTI Acquisition Agreement, immediately prior to the closing of the SMTI Acquisition, SMTI declared a dividend to Messrs. Trager and Letis of an amount equal to 40% of the increase in SMTI's accumulated adjustments account, as defined in the Code, which amount approximates the amount the stockholders of SMTI expected to pay personally for income taxes based on such earnings. The amount of such dividend was approximately $325,000 and was paid by the Company in 1997.

         The SMTI Acquisition constituted a tax-free exchange to the extent of the receipt of Common Stock under Section 351 of the Code.

         The Company provided services as a subcontractor for SMTI aggregating $724,000 during the period January 1, 1996 to December 12, 1996, which was recognized by the Company as revenues.

A&A ACQUISITION

         The Company, A&A, Messrs. Kaminsky, Oppenheim, Gutkowski and TSC entered into an acquisition agreement, amended and restated as of March 21, 1996 (the "A&A Acquisition Agreement"), pursuant to which a wholly-owned subsidiary of the Company merged with and into A&A on December 11, 1996, simultaneously with the consummation of the Company's initial public offering. The aggregate purchase price paid by the Company to Messrs. Kaminsky and Oppenheim, the sole stockholders of A&A, consisted of (i) $3,500,000 cash, of which $2,500,000 was payable at the closing and an aggregate of $1,000,000 which is payable in five equal annual installments commencing April 1, 1997 and
(ii) the issuance to Messrs. Kaminsky and Oppenheim of an aggregate of 969,231 shares of Common Stock, 646,154 of which were issued to Mr. Kaminsky and 323,076 of which were issued to Mr. Oppenheim. The Company also entered into five-year employment agreements with each of Messrs. Kaminsky and Oppenheim. See "Management--Employment Agreements."

         The terms of the A&A Acquisition Agreement provided that Messrs. Kaminsky and Oppenheim were to be permitted to withdraw from A&A an amount of money equal to the amount that A&A recovers in pending lawsuits in which it is the plaintiff, provided, however, that such amount shall not exceed $100,000. Messrs. Kaminsky and Oppenheim have withdrawn an aggregate of approximately $80,000 from A&A pursuant to this provision of the A&A Acquisition Agreement and have waived their right to withdraw any additional amount from A&A pursuant to this provision.

         The A&A Acquisition constituted a tax-free exchange to the extent of the receipt of Common Stock under Section 351 of the Code.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with Messrs. Gutkowski, Kaminsky, Letis, Oppenheim, Trager, Dell and Allard. See "Item 10--Executive Compensation--Employment Agreements."

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            THE MARQUEE GROUP, INC.


                                            By:  /s/ Robert Gutkowski
                                               -------------------------------
                                            Name:  Robert Gutkowski
                                            Title: President and Chief
                                                    Executive Officer

Dated: April 24, 1998

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                         TITLE                     DATE
        ---------                         -----                     ----

  /s/ Robert M. Gutkowski      President, Chief Executive       April 24, 1998
----------------------------   Officer and Director
    Robert M. Gutkowski        (principal executive officer)

 /s/ Rober F.X. Sillerman                                       April 29, 1998
----------------------------
  Robert F.X. Sillerman        Chairman

   /s/ Arthur Kaminsky         Executive Vice President         April 22, 1998
----------------------------   and Director
     Arthur Kaminsky

    /s/ Michael Letis          Executive Vice President         April 22, 1998
----------------------------   and Director
      Michael Letis

  /s/ Louis J. Oppenheim       Executive Vice President         April 29, 1998
----------------------------   and Director
   Louis J. Oppenheim

    /s/ Michael Trager         Executive Vice President         April 22, 1998
----------------------------   and Director
     Michael Trager

      /s/ Jan Chason           Chief Financial Officer          April 29, 1998
----------------------------   (principal financial and
       Jan Chason              accounting officer)

   /s/ Howard J. Tytel                                          April 29, 1998
----------------------------
     Howard J. Tytel           Director

    /s/ Donald L. Dell                                          April 24, 1998
----------------------------
     Donald L. Dell            Director

  /s/ William J. Allard                                         April 23, 1998
----------------------------
    William J. Allard          Director

   /s/ Arthur R. Barron                                         April 22, 1998
----------------------------
    Arthur R. Barron           Director

   /s/ Myles W. Schumer                                         April 22, 1998
----------------------------
    Myles W. Schumer           Director