Form 10-Q
period 1998-03-31
MARQUEE GROUP INC
filed 1998-05-15
CIK 1019072

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM       TO


COMMISSION FILE NUMBER 0-21711

                            THE MARQUEE GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Delaware                                             13-3878295
(State of Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                             Identification No.)


    888 Seventh Avenue, New York, NY                              10019
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

AT MAY 12, 1998, THERE WERE 17,912,676 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE.

TRANSITIONAL DISCLOSURE FORMAT. YES [ ] NO [X]

                            THE MARQUEE GROUP, INC.
                               TABLE OF CONTENTS

                                                                       PAGE NO.
Part I   Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 1998
           (unaudited) and December 31, 1997                                3
         Condensed Consolidated Statements of Operations for the Three
           Months Ended March 31, 1998 and 1997 (unaudited)                 4
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 1998 and 1997 (unaudited)                 5
         Condensed Consolidated Statements of Stockholders' Equity for
           the Three Months Ended March 31, 1998 (unaudited)                6
         Notes to Condensed Consolidated Financial Statements               7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                        10

Part II  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 6.  Exhibits and Reports on Form 8-K                                  16

ITEM 1. FINANCIAL STATEMENTS

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                 March 31,            December 31,
                                                                                   1998                  1997
                                                                                (UNAUDITED)            (NOTE 1)

Assets
Current assets
   Cash and cash equivalents                                                      $ 7,580               $ 8,944
   Cash escrow                                                                      5,249                   704
   Accounts receivable, net                                                         9,365                 6,930
   Television and event costs                                                       1,373                   553
   Prepaid expenses and other current assets                                          707                   436
                                                                                  -------               -------
               Total current assets                                                24,274                17,567
Property and equipment, net                                                         2,025                 2,040
Receivables--non current                                                            1,163                   668
Notes receivable                                                                    1,882                 1,887
Deposits                                                                            1,054                   677
Intangible assets - net                                                            23,648                23,951
                                                                                  -------               -------
                                                                                  $54,046               $46,790
                                                                                  =======               =======

Liabilities and Stockholders' Equity
Current liabilities
   Accounts payable and accrued expenses                                          $ 5,241               $ 4,592
   Acquisition indebtedness--current portion                                          775                   775
   Escrow payable                                                                   5,249                   527
   Deferred revenues                                                                2,250                   626
                                                                                  -------               -------
              Total current liabilities                                            13,515                 6,520
Acquisition indebtedness -non-current                                               2,060                 2,144
Deferred rent                                                                         704                   696
Deferred income taxes                                                                 960                   960
Common stock (545 shares) subject to put options                                    3,259                 3,184

Stockholders' equity
   Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued
   Common stock, $.01 par value; 25,000 shares authorized, 17,913
   shares issued and outstanding                                                      174                   174
   Additional paid-in capital                                                      37,204                36,885
   Accumulated deficit                                                             (3,840)               (3,781)
   Cumulative translation adjustment                                                   10                     8
                                                                                  -------               -------
                                                                                   33,548                33,286
                                                                                  -------               -------
                                                                                  $54,046               $46,790
                                                                                  =======               =======

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------
                                                            1998          1997
                                                            ----          ----
Revenues                                                    $11,468       1,979
Operating expenses                                            8,140       1,467
General and administrative expenses                           2,595        1265
Deferred and other non-cash compensation                        350          24
Depreciation and amortization                                   369           8
                                                            -------       ------
Income (loss) from operations                                    14        (785)
Interest income, net                                             70           7
                                                            -------       ------
Income (loss) before income taxes                                84        (778)
Income taxes                                                     68
                                                            -------       ------
Net income (loss)                                                16        (778)
Accretion of obligation related to the put
option issued in connection with the ProServ
acquisition                                                      75
                                                            -------       ------
Net loss applicable to common stockholders                     ($59)      ($778)
                                                            =======       ======

Net loss per share applicable to common stockholders
  - basic and dilutive                                         ($.-)      ($.10)
                                                            =======       ======

Weighted average common shares outstanding                   16,560       7,494
                                                            =======       ======


     See accompanying notes to condensed consolidated financial statements.

                    THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                         ------------------
                                                                                         1998           1997
                                                                                         ----           ----


NET CASH USED IN OPERATING ACTIVITIES                                                    $(810)      $(1,715)

INVESTING ACTIVITIES
 Purchase of equipment and leasehold improvements landlord contribution                    (52)

 Deposits and other costs related to acquisitions                                         (377)
                                                                                         -----         -----
  Net cash used in investing activities                                                   (429)         (296)
                                                                                         -----         -----
FINANCING ACTIVITIES
 Proceeds from loans payable to related parties                                                           66
 Payment of acquisition indebtedness                                                      (125)
                                                                                         -----        ------
  Net cash provided by (used in) financing activities                                     (125)           66
                                                                                         -----        ------
NET DECREASE IN CASH                                                                    (1,364)       (1,945)
CASH AT BEGINNING OF PERIOD                                                              8,944         7,231
                                                                                         -----        ------

CASH AT END OF PERIOD                                                                   $7,580        $5,286
                                                                                        ======        ======









     See accompanying notes to condensed consolidated financial statements.

                       THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                                            ADDITIONAL                              CUMULATIVE           TOTAL
                              NUMBER OF       COMMON          PAID-IN          ACCUMULATED          TRANSLATION       STOCKHOLDERS'
                               SHARES         STOCK           CAPITAL            DEFICIT            ADJUSTMENT          EQUITY


Balance--December 31, 1997     17,913          $174           $36,885            $(3,781)               $8              $33,286
QBQ Escrow Shares                                                 319                                                       319
Foreign currency translation                                                                             2                    2
   adjustment
Net loss for period                                                                  (59)                                   (59)
                             --------          ----           -------            --------              ---              --------

Balance--March 31, 1998        17,913          $174           $37,204            $(3,840)              $10              $33,548
                               ======          ====           =======            ========              ===              =======



    See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


Note 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in The Marquee Group, Inc. (the "Company") annual report on Form 10-KSB for the year ended December 31, 1997.

The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and entertainment industries.

In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as the "1996 Acquisitions". In October 1997, the Company acquired ProServ (the "ProServ Acquisition") and QBQ (the "QBQ Acquisition") (collectively the "1997 Acquisitions"). The Company also completed the Second Offering (as defined herein) of 8,500,000 shares of its Common Stock at $5.00 per share in the fourth quarter of 1997. Accordingly, the accompanying condensed consolidated financial statements include the accounts of the Company, the 1996 Acquisitions and the 1997 Acquisitions from their dates of acquisition December 12, 1996 and October 14, 1997, respectively. All significant intercompany transactions and accounts have been eliminated.


NOTE 2 -- EARNINGS PER COMMON SHARE

Basic earnings per share applicable to common stockholders is based upon the net loss after reduction of amounts, if any, for accretion of the obligation related to the put option issued in connection with the ProServ Acquisition divided by the weighted average number of shares of common stock outstanding during the year. Shares of common stock placed in escrow upon completion of the Company's initial public offering have been excluded from the calculation of basic earnings per share. The Company's outstanding options, warrants and contingently issuable shares are not included for diluted earnings per share because the effect would be anti-dilutive.

NOTE 3 - NON-CASH COMPENSATION CHARGE

In connection with the acquisition of QBQ Entertainment, Inc., in October 1997,the Company placed in escrow 78,702 shares of Common Stock issued to the seller as a portion of the purchase price. As of March 31, 1998, the Company has determined that it is probable that the financial thresholds required to be met for the release of these escrowed share will be achieved in 1998, and, accordingly has recorded a charge of $319,000 as non-cash compensation in the accompanying condensed consolidated statements of operations. This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date.

NOTE 4 - PROPOSED ACQUISITIONS

In March 1998, the Company entered into a non-binding letter of intent to acquire Alphabet City Industries, Inc. and Alphabet City Sports Records, Inc. (collectively, the "Alphabet City Acquisition"), both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors. The aggregate purchase price for the Alphabet City Acquisition will be approximately $3.0 million in cash and $1.0 million in shares of Common Stock (based on the value of the Common Stock during the twenty day period prior to the closing). The seller may, at its option, elect to receive an additional 200,000 shares of Common Stock and decrease the cash portion of the purchase price by an equivalent value (based on the same valuation). In addition, the Company may be obligated to make significant additional payments based upon the financial performance of the acquired businesses. In connection with entering into the letter of intent, the Company advanced Alphabet City Industries $350,000. The sellers are obligated to repay the advance with interest at 10% per annum if the acquisition does not take place. The repayment has been personally guaranteed by the sellers and is secured by the stock of Alphabet City Sports Records, Inc. held by the sellers.

In April 1998, the Company entered into another non-binding letter of intent to acquire Park Associates Ltd. (the "PAL Acquisition"), a sports and media talent representation firm in the United Kingdom, for an aggregate consideration consisting of (pounds sterling) 1.6 million (approximately $2.6 million) in cash and approximately (pounds sterling) 400,000 (approximately $660,000) in Common Stock (based on the value of the Common Stock during the twenty day period prior to the closing). In addition, the Company will pay an additional (pounds sterling) 1.0 million (approximately $1.7 million) in cash and (pounds sterling) 200,000 (approximately $330,000) in Common Stock (based on the value of the Common Stock during the twenty days prior to the date of each payment) in five equal annual installments.

The Alphabet City Acquisition and the PAL Acquisition are collectively referred to as "the Pending Acquisitions".

NOTE 5 - SUBSEQUENT EVENT

In April 1998, the Company received a letter from SFX Entertainment, Inc. ("SFX"), a publicly traded company, proposing a possible acquisition of the Company by SFX. The Company's Board of Directors has formed a Special Committee to evaluate the proposed transaction with SFX, to examine other possible strategic alternatives available to the Company and to make recommendations regarding such matters to the full Board. The Special Committee has retained independent legal counsel and financial advisors to assist with its evaluations.

While the Board has authorized the Special Committee to evaluate and respond to the SFX's proposal and to consider other strategic alternatives, there can be no assurance that any acquisition by SFX or any other significant corporate transaction involving the Company will occur. In addition, on May 5, 1998, a class action complaint was filed alleging that the proposed acquisition of the Company by SFX will be unfair to the Company's stockholders. Robert F.X. Sillerman is Chairman of the Board of both SFX and the Company and owns approximately 9.0% of the outstanding common stock of the Company. See "Part II
Item 2. Legal Proceedings."

ITEM 2 -- MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. From the time of its formation until consummation of the 1996 Acquisitions, in December 1996, the Company was engaged in developing its sports television programming and production, marketing and consulting businesses. In October 1997, the Company acquired ProServ (the "ProServ Acquisition") and QBQ Entertainment, Inc (the "QBQ Acquisition") (collectively the "1997 Acquisitions"). The Company also completed its secondary public offering of 8,500,000 shares of its common stock at $5.00 per share in October and November 1997 (the "Second Offering").

For all periods presented, the supplemental discussion and analysis of the results of operations on a pro forma basis include the Company, SMTI and A&A, ProServ and QBQ, as if they had always been members of the same operating group. The following discussion also contains certain forward-looking statements that involve risks and uncertainties. The Company's future results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the Company's business and growth strategies, difficulties in achieving cost savings and revenue enhancements and difficulties in integrating the acquired companies. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Company's revenues may vary from quarter to quarter, due to the timing of certain significant events and the resulting recognition of revenues from such events. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. As a result of the Company's recent entry into the business of representing professional football players and the 1997 Acquisitions, it is anticipated that the Company's revenues and expenses will increase, and the Company expects that these increased revenues and expenses will be recorded substantially in the third as well as the fourth quarter.

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

The Company's most significant costs and expenses are salaries and production expenditures. Historically, general and administrative expenses were impacted by the levels of compensation and related benefits that the stockholders of SMTI, A&A, ProServ and QBQ received from their respective businesses during the periods when the companies were privately owned. ProServ has undergone an internal restructuring focused on reducing its operating expenses and eliminating business activities that do not provide adequate financial returns. The pro forma adjustments reflect contractually required reductions in personnel, officers' salaries and employee benefits, but do not reflect the effects of the restructuring since they are not directly attributable to the ProServ Acquisition.

The Company has recorded and will continue to record substantial compensation charges and other non-cash charges to operations in connection with the 1997 Acquisitions and the issuance of securities to certain officers, directors and consultants. In connection with the 1997 Acquisitions, the Company has recorded as intangibles the excess of the purchase price over the net tangible assets acquired of approximately $24 million which will be amortized over twenty years. In the first quarter of 1998, the Company recorded a charge to operations of $319,000, as non-cash compensation, in recognition of the probability of QBC achieving certain financial threshholds requiring the release of shares of the Company's common stock subject to an escrow agreement entered into in connection with the Company's QBQ Acquisition. This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date. (See Note 2 to the Condensed Consolidated Financial Statements.) The Company may also record additional non-cash compensation expense during the period that shares of the Company's Common Stock subject to an escrow agreement entered into in connection with the Company's IPO are probable of being met. These charges are not deductible for income tax purposes and may have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, the Company will record charges to operations over the next two years aggregating $616,000 related to the Company's potential obligation to repurchase the shares of Common Stock issued in connection with the ProServ Acquisition and the Company will also record charges to operations aggregating $696,000 over the remaining three to eight years related to imputed interest on the indebtedness to the former stockholders of SMTI, A&A and QBQ. Further, in connection with an officer's employment agreement, the Company will recognize a non-cash compensation charge of $463,000 over the next four years.

RECENT DEVELOPMENT

In April 1998, the Company received a letter from SFX Entertainment, Inc. ("SFX"), a publicly traded company, proposing a possible acquisition of the Company by SFX. The Company's Board of Directors has formed a Special Committee to evaluate the proposed transaction with SFX, to examine other possible strategic alternatives available to the Company and to make recommendations regarding such matters to the full Board. The Special Committee has retained independent legal counsel and financial advisors to assist with its evaluations.

While the Board has authorized the Special Committee to evaluate and respond to the SFX's proposal and to consider other strategic alternatives, there can be no assurance that any acquisition by SFX or any other significant corporate transaction involving the Company will occur. In addition, on May 5, 1998, a class action complaint was filed alleging that the proposed acquisition of the Company by SFX will be unfair to the Company's stockholders. Robert F.X. Sillerman is Chairman of the Board of both SFX and the Company and owns approximately 9.0% of the outstanding common stock of the Company. See "Part II
Item 2. Legal Proceedings."

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

RESULTS OF OPERATIONS

The Company's consolidated financial statements are not directly comparable from period to period because the Company consummated the 1997 Acquisitions in October 1997.

PERIOD ENDED MARCH 31, 1998 COMPARED TO PERIOD ENDED MARCH 31, 1997

For the period ended March 31, 1998, the Company generated revenues of approximately $11.5 million compared to $2.0 million for the period ended March 31, 1997. The increase in revenues of approximately $9.5 million is principally attributable to the inclusion of $7.6 million related to the operations of the 1997 Acquisitions. The balance of the increase in revenues is attributable to increases in the Company's television programming and production activities ($.9 million), sales and marketing services ($.4 million), and talent representation ($.7 million). The increase in television revenue included the production of the Professional Bowlers Association ("PBA") Tour broadcast on ESPN, a syndicated series "More Than A Game", and increased production of boxing broadcasts on ESPN. Increases in talent representation fees includes revenues from the new football division and the increased sales and marketing revenue is associated with services provided to the PBA tour.

The increase in revenues of $7.7 million, or 207%, for the period ended March 31, 1998, as compared to the period ended March 31, 1997 on a pro forma basis, is attributable to the matters discussed above as well as increased revenues for the Guardian Cup an ATP tennis tournament ($3.0 million) which was held for the first time in the United Kingdom in February 1998, revenues generated for securing the naming rights for a new arena being built in Los Angeles and the procurement of various endorsements ($1.0 million), increased talent representation fees attributable to the concert bookings, principally the Billy Joel tour ($.3 million), and increased television programming of production revenues associated with the Boston Marathon, ATP Tennis events, and the NCAA foreign rights distribution ($1.4 million).

The Company's operating expenses of $8.1 million for the period ended March 31, 1998 increased $6.6 million from $1.5 million in the prior year, principally, as a result of the inclusion of the operations of the 1997 Acquisitions ($5.3 million), increased costs associated with the production of the PBA tour, boxing and the syndicated series More Than a Game ($.5 million), advertising time purchased for the PBA tour and increased sales staffing expense ($.4 million), increased talent representation compensation expense associated with the addition of the football division and increased commissions ($.4 million). The Company's operating expenses increased approximately $5.3 million for the period ended March 31, 1998 compared to the same period in 1997 on a pro forma basis. The increase is principally the result of costs associated with the Guardian Cup tournament in the United Kingdom ($3.0 million), increased television production and distribution expenses for the NCAA, ATP tennis events, and the Boston Marathon ($1.0 million).

General and administrative expenses were approximately $2.6 million for the period ended March 31, 1998 as compared to $1.3 million for the same period in 1997. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions ($.9 million) and increased staffing and occupancy costs required to support the Company's expanded business operations. General and administrative expenses increased $.6 million or 27%, for the period ended March 31, 1998 from approximately $2.0 million in the prior year period on a pro forma basis. The increase is the result of higher occupancy and staffing costs required to support the Company's expanded business operations.

The Company's income from operations was $16,000 for the period ended March 31, 1998 compared to the reported operating loss of $.8 million and an operating loss of $1.5 million on a pro forma basis for the same period in 1997. Operating income for the 1998 quarter was impacted by a non cash compensation charge of $.3 million as a result of the determination that it is probable that the financial thresholds required to be met for the release of the QBQ Escrow Shares will be achieved in 1998. This compensation charge will be adjusted based upon the change in the fair value of the shares subject to the escrow arrangement through the actual release date. Operating results for the 1998 quarter and the 1997 quarter, on a pro forma basis, also include $.3 million of depreciation and amortization principally representing amortization of the intangibles arising from the 1997 Acquisitions.

The Company's net loss for the period ended March 31, 1998 was $59,000 compared to a net loss of $.8 million for the same period in 1997. On a pro forma basis, the net loss would have been $1.5 million for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of working capital has been from the net proceeds of the sale of securities, including net proceeds of approximately $15.6 million from its IPO in December 1996 and net proceeds of approximately $38.6 million from the Second Offering in October and November 1997. Of the net proceeds of the IPO and the Second Offering, approximately $29.1 was paid in connection with the 1996 and 1997 Acquisitions and approximately $10.5 million was used to repay the borrowings under a bridge facility used to finance the Company's 1997 tender offer for its then outstanding warrants. Working capital as of March 31, 1998 was $10.8 million.

In 1997, the Company purchased ProServ for an aggregate purchase price of $10.8 million in cash and the issuance of 250,000 shares of Common Stock and repaid approximately $2.4 million of the outstanding indebtedness of ProServ. The shares issued in connection with the purchase of ProServ are subject to certain put and call options. The holder of the put option, at any time within the 60 day period following the second anniversary of the consummation of the ProServ Acquisition, may elect to transfer to the Company up to all of the remaining common stock held by the option holder at a price per share of $7.70 (up to approximately $1.9 million in the aggregate). In addition, at any time between the 61st and 90th day following the second anniversary of the consummation of the ProServ Acquisition, the Company may purchase 50% of the common stock held by option holder at a price per share of $7.70 (up to $962,500 in the aggregate). The Company may also be obligated to make additional earn-out payments of up to $2.5 million over the next 4 years based on the financial performance of ProServ.

The Company also purchased certain assets of QBQ, in 1997, for an aggregate purchase price of approximately $6.7 million, of which $2.0 million was paid by the issuance of 314,812 shares of common stock, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company deposited 78,702 shares of common stock with a value of approximately $500,000 into an escrow account. During the first quarter of 1998, the Company determined that it was probable that shares would be released from the escrow agreement, and, accordingly recorded a charge to operations of $320,000 as non-cash compensation (see Note 2 to the Condensed Consolidated Financial Statements). In connection with the QBQ Acquisition, the Company loaned $1.5 million to the sole shareholder of QBQ, on a non-recourse basis, secured by the common stock issued in the QBQ Acquisition. The acquisition agreement also provides that, at any time within the 30-day period following the first to occur of (i) the second anniversary of the consummation of the QBQ Acquisition or (ii) an Acceleration Event (as defined in the QBQ acquisition agreement), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it received in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of the second anniversary of the closing of the QBQ Acquisition or a Pledge Event (as defined in the QBQ acquisition agreement), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million.
In addition, if the QBQ Escrow Shares are released from escrow at any time within the first 30 days after the second anniversary of the consummation of the QBQ Acquisition or an Acceleration Event, (i) QBQ may, at its option, elect to transfer up to 75% of the QBQ Escrow Shares to the Company for an aggregate purchase price of up to $375,000 and (ii) the Company may, at its option, elect to purchase up to 50% of the QBQ Escrow Shares for an aggregate purchase price of up to $750,000.

In connection with the 1996 Acquisitions, the Company paid $9.0 million and agreed to pay $2.5 million to the former stockholders of SMTI and A&A in five equal annual installments, which began on April 1, 1997. The second installment of $500,000 was paid in April 1998.

It is the Company's intention to continue to expand its operations through further acquisitions of companies, events and employees. In March 1998, the Company entered into a non-binding letter of intent to acquire Alphabet City. The aggregate purchase price for the Alphabet City Acquisition will be approximately $3.0 million in cash and $1.0 million in shares of Common Stock (based on the value of the Common Stock during the twenty day period prior to the closing). The seller may, at its option, elect to receive an additional 200,000 shares of Common Stock and decrease the cash portion of the purchase price by an equivalent value (based on the same valuation). In addition, the Company may be obligated to make significant additional payments based upon the financial performance of the acquired businesses. The sellers are obligated to repay the advance with interest at 10% per annum if the acquisition does not take place. The repayment has been personally guaranteed by the sellers and is secured by the stock of Alphabet City Sports Records, Inc. held by the sellers.

In April 1998, the Company entered into a non-binding letter of intent to acquire PAL, a sports and media talent representation firm in the United Kingdom, for an aggregate consideration consisting of (pounds sterling) 1.6 million (approximately $2.6 million) in cash and approximately (pounds sterling) 400,000 (approximately $660,000) in Common Stock (based on the value of the Common Stock during the twenty day period prior to the closing). In addition, the Company will pay an additional (pounds sterling) 1.0 million (approximately $1.7 million) in cash and (pounds sterling) 200,000 (approximately $330,000) in Common Stock (based on the value of the Common Stock during the twenty days prior to the date of each payment) in five equal annual installments.

The Company intends to utilize funds on hand and the proceeds from a loan it is negotiating with a bank to finance the Pending Acquisitions. There can be no assurance that the Company will be able to secure the financing which will be required to complete the Pending Acquisitions or whether the Pending Acquisitions will be consummated as presently contemplated or at all.

Management believes that the Company's working capital and cash flow generated from operations are sufficient to meet the Company's working capital requirements for the foreseeable future, exclusive of the purchase price of the Pending Acquisitions. In addition, the Company's strategy involves continued expansion through additional acquisitions both within its existing lines of businesses and within complementary lines of businesses. The Company believes that it will require additional financing to fund such acquisitions. After the utilization of the available cash on hand, acquisitions may involve debt financing (which would require payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may be dilutive to the ownership interests of the Company's then existing stockholders). Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of goodwill, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any. In addition, if the Company is required to repurchase shares issued in connection with the 1997 Acquisitions, or make the earn-out payments described above, there can be no assurance that the Company will have funds available for such repurchases.

PART II OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

On May 5, 1998, a class action complaint was filed in Chancery Court in the State of Delaware, New Castle County, CA #16355NC against the Company, certain of its directors and SFX. The complaint alleges that SFX has proposed an acquisition of the Company and that the proposed acquisition will be unfair to Marquee's public stockholders. The complaint seeks an order enjoining the proposed transaction to date or, in the alternative, awarding rescissory and compensatory damages. To date, there have been no other proceedings in the case and the Company intends to defend the action vigorously.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 4, 1998, the Company entered into a non-binding letter of intent to acquire Alphabet City for an aggregate purchase price of $3.0 million in cash and $1.0 million in shares of common stock.

On April 21, 1998, the Company entered into a non-binding letter of intent to acquire PAL for an aggregate purchase price of (pound sterling)3.0 million (approximately $5.0 million) in cash and shares of common stock.

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

27.      Financial Data Schedule.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MARQUEE GROUP, INC.


                                          /s/ Jan E. Chason
                                          -----------------
                                          Jan E. Chason
                                          Chief Financial Officer and Treasurer


May 14, 1998