Form 10-Q
period 1998-06-30
MARQUEE GROUP INC
filed 1998-08-14
CIK 1019072

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from       to

                        Commission file number 0-21711

                           THE MARQUEE GROUP, INC.
            (Exact name of registrant as specified in its charter)

                  DELAWARE                          13-3878295
       (State or Other Jurisdiction of            (IRS Employer
        Incorporation or Organization)         Identification No.)

     888 SEVENTH AVENUE, NEW YORK, NY                10019
  (Address of Principal Executive Offices)          (Zip code)


                                 212-728-2000
             (Registrant's Telephone Number, Including Area Code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   At August 13, 1998, there were 18,335,631 shares outstanding of the registrant's common stock, par value $.01 per share.

                           THE MARQUEE GROUP, INC.
                              TABLE OF CONTENTS

                                                                                                PAGE NO.
                                                                                             ------------

Part I       Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets at June 30, 1998 (unaudited) and
              December 31, 1997 .............................................................      3

             Condensed Consolidated Statements of Operations for the Three And Six  Months
             Ended June 30, 1998 and 1997 (unaudited) .......................................      4

             Condensed Consolidated Statements of Cash Flows for the Six Months Ended  June
             30, 1998 and 1997 (unaudited) ..................................................      5

             Condensed Consolidated Statements of Stockholders' Equity for the Six Months
              Ended June 30, 1998 (unaudited) ...............................................      6

             Notes to Condensed Consolidated Financial Statements ...........................      7

             Management's Discussion and Analysis of Financial Condition and Results of
Item 2.       Operations ....................................................................      10

Part II      Other Information

Item 1.      Legal Proceedings ..............................................................      17

Item 2.      Changes in Securities and Use of Proceeds ......................................      17

Item 6.      Exhibits and Reports on Form 8-K ...............................................      17

Item 1.  FINANCIAL STATEMENTS

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               1998          1997
                                                                           ----------- --------------
                                                                           (UNAUDITED)      (NOTE)
ASSETS
Current assets
 Cash and cash equivalents................................................   $ 3,405       $ 8,944
 Cash escrow..............................................................     2,227           704
 Accounts receivable, net.................................................    13,988         6,930
 Television and event costs...............................................       726           553
 Prepaid expenses and other current assets................................       611           436
                                                                           ----------- --------------
  Total current assets....................................................    20,957        17,567
Property and equipment, net...............................................     2,194         2,040
Receivables--non current..................................................     2,320           668
Notes receivable..........................................................     1,038         1,887
Deposits and other costs related to pending acquisitions..................     1,422           677
Intangible assets--net ...................................................    22,716        23,951
                                                                           ----------- --------------
                                                                             $50,647       $46,790
                                                                           =========== ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses....................................   $ 5,459       $ 4,592
 Acquisition indebtedness--current portion................................       775           775
 Escrow payable...........................................................     2,227           527
 Deferred revenues........................................................     2,793           626
                                                                           ----------- --------------
  Total current liabilities ..............................................    11,254         6,520
Acquisition indebtedness--non-current.....................................     1,482         2,144
Deferred rent.............................................................       630           696
Deferred income taxes.....................................................       960           960
Common stock (250,000 shares) subject to put options .....................     3,341         3,184
Stockholders' equity
 Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued..................................................................
 Common stock, $.01 par value; 25,000,000 shares authorized, 17,913,000
  shares issued and outstanding...........................................       174           174
 Additional paid-in-capital...............................................    37,158        36,885
 Accumulated deficit .....................................................    (4,366)       (3,781)
 Cumulative transaction adjustment .......................................        14             8
                                                                           ----------- --------------
                                                                              32,980        33,286
                                                                           ----------- --------------
                                                                             $50,647       $46,790
                                                                           =========== ==============

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

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Data)

                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,             JUNE 30,
                                                    -------------------- --------------------
                                                       1998      1997       1998      1997
                                                    --------- ---------  --------- ---------
Revenues...........................................  $ 9,804    $4,195    $21,272    $6,174
Operating expenses.................................    6,847     2,481     14,987     3,948
General and administrative expenses................    2,779     1,775      5,374     3,040
Deferred and other non-cash expenses...............      174        29        524        53
Depreciation and amortization......................      434        10        803        18
                                                    --------- ---------  --------- ---------
Income/(loss) from operations......................     (430)     (100)      (416)     (885)
Interest expense/(income), net.....................      (37)        2       (107)       (5)
                                                    --------- ---------  --------- ---------
(Loss) before income taxes ........................     (393)     (102)      (309)     (880)
Income taxes ......................................       50        --        118        --
                                                    --------- ---------  --------- ---------
Net loss ..........................................     (443)     (102)      (427)     (880)
Accretion of obligation related to the put option
 issued in connection with the ProServ acquisition        83        --        158        --
                                                    --------- ---------  --------- ---------
Net loss applicable to common stockholders  .......  $  (526)   $ (102)   $  (585)   $ (880)
                                                    ========= =========  ========= =========
Net loss per share ................................  $ (0.03)   $(0.01)   $ (0.04)   $(0.12)
                                                    ========= =========  ========= =========
Weighted average common stock outstanding .........   16,559     7,494     16,559     7,494

    See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                             ----------------------
                                                                1998        1997
                                                             ---------- ----------
NET CASH USED IN OPERATING ACTIVITIES ......................  $ (3,532)   $(1,493)
INVESTING ACTIVITIES
 Purchase of fixed assets...................................      (323)    (1,250)
 Employee loan..............................................                 (424)
 Deposits and other costs related to acquisitions ..........      (720)    (1,550)
 Increase in other assets ..................................                 (700)
                                                             ---------- ----------
  Net cash used in investing activities.....................    (1,043)    (3,924)
FINANCING ACTIVITIES
 Payments of acquisition indebtedness.......................      (775)      (500)
 Issuance of common stock, net of offering costs ...........      (189)      (131)
 Costs related to tender offer..............................                 (495)
                                                             ---------- ----------
  Net cash provided by financing activities ................      (964)    (1,126)
(DECREASE) IN CASH .........................................    (5,539)    (6,543)
CASH AT BEGINNING OF PERIOD ................................     8,944      7,231
                                                             ---------- ----------
CASH AT END OF PERIOD ......................................     3,405    $   688
                                                             ========== ==========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Note received in connection with sale of associated company   $    300
                                                             ==========


See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In Thousands)

                                                     ADDITIONAL                   CUMULATIVE        TOTAL
                               NUMBER OF    COMMON     PAID-IN     ACCUMULATED   TRANSLATION    STOCKHOLDERS'
                                 SHARES     STOCK      CAPITAL       DEFICIT      ADJUSTMENT       EQUITY
                              ----------- --------  ------------ -------------  ------------- ---------------
Balance--December 31, 1997 ..    17,913      $174      $36,885       $(3,781)        $ 8           $33,286
QBQ Escrow Shares............                              462                                         462
Secondary offering costs ....                             (189)                                       (189)
Foreign currency translation
 adjustment..................                                                          6                 6
Net loss for period..........                                           (585)                         (585)
                              ----------- --------  ------------ -------------  ------------- ---------------
Balance--June 30, 1998.......    17,913      $174      $37,158       $(4,366)        $14           $32,980
                              =========== ========  ============ =============  ============= ===============

See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1--MERGER WITH SFX ENTERTAINMENT

   On July 23, 1998, The Marquee Group, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with SFX Entertainment, Inc. ("Parent") and SFX Acquisition Corp., a wholly-owned subsidiary of Parent ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger") and the Company will become a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of common stock, $.01 par value, of the Company will be converted into the right to receive from Parent a number of shares of Class A Common Stock, $.01 par value, of Parent (the "SFX Class A Common Stock") equal to the following exchange ratio (the "Exchange Ratio"): (i) if the SFX Class A Common Stock Price (as defined below) is less than or equal to $57.50, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the quotient obtained by dividing $6.00 by the SFX Class A Common Stock Price; (ii) if the SFX Class A Common Stock Price is greater than $57.50 and less than or equal to $60.00, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the difference between (A) 0.1200 and (B) the quotient obtained by dividing 0.9000 by the SFX Class A Common Stock Price; and (iii) if the SFX Class A Common Stock Price is greater than $60.00, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the quotient obtained by dividing $6.30 by the SFX Class A Common Stock Price. The term "SFX Class A Common Stock Price" means the average of the reported price for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the Merger on the primary exchange on which the SFX Class A Common Stock is traded, presently the Nasdaq National Market.

   The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the consummation of a certain acquisition, and the receipt of all applicable consents to the Merger from third parties and regulatory agencies. The Merger is expected to be consummated in the fourth quarter of 1998.

NOTE 2--BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

   The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and entertainment industries.

   In furtherance of its business strategy, on December 12, 1996, the Company acquired by merger, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI") which provides production and marketing services to sporting events, sports television shows and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 (UNAUDITED)

   the "1996 Acquisitions". In October 1997, the Company acquired ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ") (the "ProServ Acquisition") and QBQ Entertainment, Inc. ("QBQ") (the "QBQ Acquisition") (collectively, the "1997 Acquisitions"). The Company also completed the Second Offering (as defined herein) of 8,500,000 shares of its common stock at $5.00 per share in the fourth quarter of 1997. Accordingly, the accompanying condensed consolidated financial statements include the accounts of the Company, and the 1997 Acquisitions from the date of acquisition on October 14, 1997. All significant intercompany transactions and accounts have been eliminated.

NOTE 3--EARNINGS PER COMMON SHARE

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

NOTE 4--NON-CASH COMPENSATION CHARGE

   In connection with the acquisition of QBQ in October 1997, the Company placed in escrow 78,702 shares of its common stock issued to the seller as a portion of the purchase price. As of March 31, 1998, the Company has determined that it is probable that the financial thresholds required to be met for the release of these escrowed share will be achieved in 1998, and, accordingly has recorded a charge of $462,000 for the six months ended June 30, 1998 as non-cash compensation in the accompanying condensed consolidated statements of operations. This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date.

NOTE 5--BANK CREDIT AGREEMENT

   On July 31, 1998, the Company and its subsidiaries entered into a Credit Agreement (the "Credit Agreement") with BankBoston, N.A., which provides for a revolving line of credit for loans and letters of credit (subject to a $2 million sublimit) of up to $35 million in the aggregate. The revolving credit facility under the Credit Agreement may be used to finance acquisitions, and for working capital needs. Loans under the Credit Agreement bear interest at a floating rate equal to a base rate which approximates prime plus an applicable margin, or an Eurocurrency rate plus an applicable margin. The applicable margin is dependent on the Company achieving certain leverage ratios. In August 1998, the Company borrowed a total of $10.6 million under the revolving credit facility in connection with the Alphabet City Acquisition, the Cambridge Acquisition and the PAL Acquisition (each as defined below) (see Note 6), with the initial interest rate associated with such borrowings being 8.4375% for domestic borrowings and 10.5% for British pound loans. The obligations of the Company under the Credit Agreement are secured by a first priority security interest in all existing and future acquired property of the Company, including the capital stock of its subsidiaries. The Company's obligations under the Credit Agreement are also guaranteed by the Company's present and future subsidiaries and secured by a first priority security interest in all existing and future property of these subsidiaries. The Credit Agreement also contains financial leverage and coverage ratios, which may inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures, distributions and other payments. However, the Company will be permitted to incur additional indebtedness outside of the Credit Agreement to acquire businesses secured solely by the assets of such acquired businesses, as long as the Company is in compliance with the financial covenants of the Credit Agreement exclusive of such indebtedness and the

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
    NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
                                 (UNAUDITED)

related borrowing base applicable to the businesses acquired. The term of the Credit Agreement is 3 years with borrowing availability reduced periodically commencing January 1, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for additional information.

NOTE 6--RECENT ACQUISITIONS

   Completed Acquisitions

   On August 3, 1998, the Company consummated its acquisition of substantially all of the assets of Alphabet City Industries, Inc. and all of the outstanding stock of Alphabet City Sports Records, Inc., both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors (collectively, the "Alphabet City Acquisition"). The aggregate purchase price for the Alphabet City Acquisition was approximately $3.4 million in cash (excluding assumed liabilities) and 200,000 shares of the Company's common stock. In addition, the Company may be obligated to make additional payments of up to $9 million based upon the financial performance of the acquired businesses.

   On August 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Cambridge Sports International, Inc. ("Cambridge"), a golf representation company, whose client roster includes a mix of established PGA Tour winners and many prospects on the Nike Tour (the "Cambridge Acquisition"). The aggregate purchase price for Cambridge was approximately $3.5 million in cash and 89,536 shares of the Company's common stock. In addition, the Company may be obligated to make additional payments aggregating approximately $2 million based upon the financial performance of Cambridge.

   On August 13, 1998, the Company acquired Park Associates Ltd., a sports and media talent representation firm in the United Kingdom, for an aggregate consideration consisting of (pounds sterling) 1.6 million (approximately $2.6 million) in cash and 117,440 shares of the Company's common stock (the "PAL Acquisition"). In addition, the Company will pay an additional (pounds sterling) 1.0 million (approximately $1.7 million) in cash and (pounds sterling) 200,000 (approximately $330,000) in common stock (based on the value of the common stock during the twenty days prior to the date of each payment) in five equal annual installments.

   Pending Acquisition

   On August 12, 1998, the Company entered into a letter of intent with respect to the acquisition of Tollin/Robins Productions and Tollin/Robins Management, LLC, both of which are independent television and film production companies (collectively, "Tollin/Robins"), for an aggregate purchase price of $22 million ($2 million of which will be payable in five equal annual installments beginning on September 1, 1998). The letter of intent also provides for the payment of certain additional amounts payable in cash and the Company's common stock based upon the financial performance of Tollin/Robins. In connection with entering into the letter of intent, the Company paid a non-refundable deposit of $1 million. If the acquisition of Tollin/Robins is not consummated on or before September 15, 1998, the Company will be required to pay an additional
$1 million as liquidated damages.

ITEM 2--MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are prospective and involve risks and uncertainties; therefore, the Company's actual results could differ materially from those discussed in such forward-looking statements. Factors that could cause or contribute to such differences include: the Company's limited operating history and history of losses, the Company's ability to manage its growth and to integrate its acquisitions, potential conflicts of interest, the Company's dependence on a limited number of clients and events and other risks and uncertainties. Readers are advised to review the Company's latest annual report and other filings with the Securities and Exchange Commission in conjunction with reviewing the following discussion of the Company's financial condition and results of operations. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

RECENT DEVELOPEMENTS

   On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with SFX Entertainment, Inc. ("Parent") and SFX Acquisition Corp., a wholly-owned subsidiary of Parent ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger") and the Company will become a wholly-owned subsidiary of Parent. Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of common stock, $.01 par value, of the Company will be converted into the right to receive from Parent a number of shares of Class A Common Stock, $.01 par value, of Parent (the "SFX Class A Common Stock") equal to the following exchange ratio (the "Exchange Ratio"): (i) if the SFX Class A Common Stock Price (as defined below) is less than or equal to $57.50, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the quotient obtained by dividing $6.00 by the SFX Class A Common Stock Price; (ii) if the SFX Class A Common Stock Price is greater than $57.50 and less than or equal to $60.00, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the difference between (A) 0.1200 and (B) the quotient obtained by dividing 0.9000 by the SFX Class A Common Stock Price; and
(iii) if the SFX Class A Common Stock Price is greater than $60.00, then the Exchange Ratio shall be the number of shares of SFX Class A Common Stock equal to the quotient obtained by dividing $6.30 by the SFX Class A Common Stock Price. The term "SFX Class A Common Stock Price" means the average of the reported price for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the Merger on the primary exchange on which the SFX Class A Common Stock is traded, including the Nasdaq National Market.

   Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the making of capital expenditures.

   The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the entry by the Company into a bank credit facility and the consummation of a certain acquisition, and the receipt of all applicable consents to the Merger from third parties and regulatory agencies. The Merger is expected to be consummated in the fourth quarter of 1998.

GENERAL

   The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. The Company has been engaged in developing its sports television programming and production, marketing and consulting businesses since the time of its formation. In December 1996, the Company acquired Sports Marketing and Television International, Inc. ("SMTI") and Athletes and Artists, Inc. ("A&A") (collectively, the "1996 Acquisitions"). The 1996 Acquisitions were financed with proceeds from the Company's initial public offering in December ("IPO"). In October 1997, the Company acquired ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ") (the "ProServ Acquisition") and QBQ Entertainment, Inc.

("QBQ") (the "QBQ Acquisition") (collectively, the "1997 Acquisitions"). The Company also completed its secondary public offering of 8,500,000 shares of its common stock at $5.00 per share in October and November 1997 (the "Second Offering").

   For all periods presented, the supplemental discussion and analysis of the results of operations on a pro forma basis include the Company, ProServ and QBQ, as if they had always been members of the same operating group. The following discussion also contains certain forward-looking statements that involve risks and uncertainties. The Company's future results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties related to the Company's business and growth strategies, difficulties in achieving cost savings and revenue enhancements and difficulties in integrating the acquired companies. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

   The Company has recorded and will continue to record substantial compensation charges and other non-cash charges to operations in connection with the 1997 Acquisitions and the issuance of securities to certain officers, directors and consultants. In connection with the 1997 Acquisitions, the Company recorded as intangibles the excess of the purchase price over the net tangible assets acquired of approximately $24 million which will be amortized over twenty years. In the first six months of 1998, the Company recorded a charge to operations of $462,000 as non-cash compensation, in recognition of the probability of QBQ achieving certain financial thresholds which would require the release of the shares of the Company's common stock placed in escrow in connection with the QBQ Acquisition. This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date. (See Note 3 to the Condensed Consolidated Financial Statements.) The Company may also record additional non-cash compensation expense during the period if the shares of the Company's common stock subject to an escrow agreement entered into in connection with the IPO are released from escrow because certain thresholds for the release are met. In connection with the Merger, the holders of the IPO escrow shares executed release agreements whereby each of the holders waived any and all rights to receive such escrow shares, effective as of the date of the consummation of the Merger. These charges are not deductible for income tax purposes and may have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, the Company will record charges to operations over the next two years aggregating $.6 million related to the Company's potential obligation to repurchase the shares of common stock issued in connection with the ProServ Acquisition, and the Company will also record charges to operations aggregating $.7 million over the remaining three to eight years related to imputed interest on the indebtedness to the former stockholders of SMTI, A&A and QBQ. Further, in connection with an officer's employment agreement, the Company will recognize a non-cash compensation charge of $.5 million over the next four years.

RESULTS OF OPERATIONS

   The Company's consolidated financial statements are not directly comparable from period to period because the Company consummated the 1997 Acquisitions in October 1997. As used in "Results of Operations" discussed below, pro forma gives effect only to the 1997 Acquisitions.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

   For the three months ended June 30, 1998, the Company generated revenues of approximately $9.8 million compared to $4.2 million for the three months ended June 30, 1997. The increase in revenues of approximately $5.6 million is principally attributable to the inclusion of the operations of the 1997 Acquisitions ($5.1 million). The balance of the increase in revenues is principally attributable to increases in the Company's television production and programming activities related to the Professional Bowlers Association ("PBA") Tour broadcasts on CBS, the syndicated series More Than a Game, and increased production of boxing broadcasts on ESPN. Revenues for the three months ended June 30, 1998 approximated the pro forma revenues for the same period in 1997. The Company realized increases in talent representation revenues ($.4 million) attributable to increased talent bookings (principally the Billy Joel tour), and increased television production and programming revenues ($.6 million) as mentioned above. These increases were offset by reductions in event management, which principally resulted from a decline in ticket revenues as a result of poor weather and early round eliminations of world class tennis players in the AT&T Challenge.

   The Company's operating expenses of $6.8 million for the three months ended June 30, 1998 increased $4.3 million from $2.5 million for the prior year period, principally, as a result of the inclusion of the operations of the 1997 Acquisitions ($3.3 million), increased costs associated with the production of the PBA Tour and the syndicated series More Than a Game, and increased staffing. The Company's operating expenses increased approximately $.4 million for the three months ended June 30, 1998 compared to the same period in 1997 on a pro forma basis.

   General and administrative expenses were approximately $2.8 million for the three months ended June 30, 1998 as compared to $1.8 million for the same period in 1997. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions. On a pro forma basis, general and administrative expenses increased $.7 million for the three months ended June 30, 1998 from approximately $2.2 million in the prior year period after deductions for projected cost savings that were not fully achieved by June 30, 1998.

   The Company's loss from operations was $.4 million for the three months ended June 30, 1998 compared to an operating loss of $.1 million for the same period in 1997. The 1998 quarter was impacted by a non-cash compensation charge of $.1 million as a result of the determination that the financial thresholds required to be met for the release of the QBQ escrow shares (as discussed herein) would probably be achieved in 1998. This compensation charge will be adjusted based upon changes in the fair value of the QBQ escrow shares through the actual release date of such shares. Another factor impacting the 1998 quarter is the charge for the amortization of goodwill for the 1997 Acquisitions of $.3 million. On a pro forma basis, the Company would have reported income from operations of $.9 million for the 1997 Quarter.

   The Company's net loss applicable to common stockholders for the three months ended June 30, 1998 was $.5 million compared to a net loss of $.1 million for the same period in 1997. The 1998 quarter results include non-cash charges mentioned above as well as a charge of $.1 million related to the accretion of the Company's potential obligation in connection with the put option on common stock issued in connection with the ProServ Acquisition. On a pro forma basis, the net income applicable to common stockholders would have been $.1 million.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

   For the six months ended June 30, 1998, the Company generated revenues of approximately $21.3 million compared to $6.2 million for the six months ended June 30, 1997. The increase in revenues of approximately $15 million is principally attributable to the inclusion of the operations of the 1997 Acquisitions ($12.7 million). The balance of the increase in revenues is attributable to increases in the company's television production and programming activities ($1.2 million) and talent representation ($.8 million). The increase in television revenue was principally due to the production for broadcast of the PBA Tour on CBS and ESPN, the syndicated series More Than a Game, and increased production of boxing broadcasts on ESPN. The increase in talent representation fees includes revenues from the Marquee Football division that began operations in the second quarter of 1997. The increase in revenues of $7.7 million for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, on a pro forma basis, is attributable to the matters discussed above as well as increased revenues for the Guardian Cup ($3.0 million), an ATP tennis tournament held in the United Kingdom in February 1998, partially offset by reduced revenues from the AT&T Challenge, an ATP tennis tournament in Atlanta. In addition, the Company generated revenues for securing the naming rights of a new arena being built in Los Angeles and the procurement of various other endorsements ($1.2 million) during the six months ended June 30, 1998. Talent representation fees increased $1.4 million due to the Billy Joel tour, signing bonuses for certain football players, and marketing opportunities for represented clients.

   The Company's operating expenses of $15 million for the six months ended June 30, 1998 increased $11.1 million from $3.9 million in the same period in 1997, principally, as a result of the inclusion of the operations of the 1997 Acquisitions ($8.7 million) and increased costs associated with the production of the PBA tour, boxing and the syndicated series More Than a Game ($2.2 million). The Company's operating expenses increased approximately $6.4 million for the six months ended June 30, 1998 compared to the same period in 1997, on a pro forma basis. The increase is principally the result of matters previously discussed as well as costs associated with the ATP Tennis tournament in the United Kingdom ($3.0 million), increased television production and distribution expenses for other sporting events for which the Company has distribution rights.

   General and administrative expenses were approximately $5.4 million for the six months ended June 30, 1998 as compared to $3.0 million for the same period in 1997. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions ($1.9 million) and increased staff and occupancy costs required to support the Company's expanded business operations. General and administrative expenses increased $.6 million for the period ended June 30, 1998 from approximately $4.7 million in the prior year period, on a pro forma basis. The increase is the result of higher occupancy and staff costs required to support the Company's expanded business operations.

   The Company's loss from operations was $.4 million for the six months ended June 30, 1998 compared to an operating loss of $.9 million for the same period in 1997. The six month period ended June 30, 1998 was impacted by a non-cash compensation charge of $.5 million as a result of the determination that the financial thresholds required to be met for the release of the QBQ escrow shares would probably be achieved in 1998. This compensation charge will be adjusted based upon the change in the fair value of the QBQ escrow shares through the actual release date of such shares. Another factor impacting six months 1998 period is the charge for the amortization of goodwill for the 1997 Acquisitions of $.6 million. On a pro forma basis, the Company would have reported a loss from operations of $.4 million for the six months 1997 period.

   The Company's net loss applicable to common stockholders for the six months ended June 30, 1998 was $.6 million compared to a net loss of $.9 million for the same period in 1997. The six months 1998 results include non-cash charges mentioned above as well as a charge of $.2 related to the accretion of the Company's potential obligation in connection with the put option on common stock issued in connection with the Pro Serve Acquisition. On a pro forma basis, the net loss applicable to common stockholders would have been $.5 million.

LIQUIDITY AND CAPITAL RESOURCES

   General

   The Company's principal sources of funds have been from the net proceeds from the Company's IPO in December 1996 of approximately $15.6 million, net proceeds of approximately $38.4 million from the Second Offering in October and November 1997 and borrowings of $10.6 million under the Credit Facility (as defined herein) in August 1998. The Company has paid approximately $10.6 million to finance the Company's acquisitions to date and approximately $10.5 million was used to finance the Company's 1997 tender offer for its then outstanding warrants. Working capital as of June 30, 1998 was approximately $9.7 million.

   Completed Acquisitions

   In 1997, the Company purchased ProServ for an aggregate purchase price of $10.8 million in cash and the issuance of 250,000 shares of the Company's common stock and repaid approximately $2.4 million of the outstanding indebtedness of ProServ. The shares issued in connection with the purchase of ProServ are subject to certain put and call options. The holder of the put option, at any time within the 60 day period following the second anniversary of the consummation of the ProServ Acquisition, may elect to transfer to the Company up to all of the remaining common stock of the Company held by the option holder at a price per share of $7.70 (up to approximately $1.9 million in the aggregate). In addition, at any time between the 61st and 90th day following the second anniversary of the consummation of the ProServ Acquisition, the Company may purchase 50% of the common stock of the Company held by option holder at a price per share of $7.70 (up to $962,500 in the aggregate). The Company may also be obligated to make additional earn-out payments of up to $2.5 million over the next 4 years based on the financial performance of ProServ.

   The Company also purchased certain assets of QBQ, in 1997, for an aggregate purchase price of approximately $6.7 million, of which $2.0 million was paid by the issuance of 314,812 shares of common stock of the Company, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company deposited 78,702 shares of its common stock with a value of approximately $500,000 into an escrow account. The Company has determined that it was probable that these shares will be released from escrow and, accordingly, has recorded a charge to operations of $462,000 as non-cash compensation (see Note 4 to the Condensed Consolidated Financial Statements). In connection with the QBQ Acquisition, the Company loaned $1.5 million to the sole shareholder of QBQ, on a non-recourse basis, secured by the Company's common stock issued in the QBQ Acquisition. The acquisition agreement also provides that, at any time within the 30-day period following the first to occur of (i) the second anniversary of the consummation of the QBQ Acquisition or (ii) an Acceleration Event (as defined in the QBQ acquisition agreement), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it received in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of the second anniversary of the closing of the QBQ Acquisition or a Pledge Event (as defined in the QBQ acquisition agreement), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million. In addition, if the QBQ escrow shares are released from escrow at any time within the first 30 days after the second anniversary of the consummation of the QBQ Acquisition or an Acceleration Event, (i) QBQ may, at its option, elect to transfer up to 75% of the QBQ escrow shares to the Company for an aggregate purchase price of up to $375,000 and (ii) the Company may, at its option, elect to purchase up to 50% of the QBQ Escrow Shares for an aggregate purchase price of up to $750,000.

   In connection with the 1996 Acquisitions, the Company paid $9.0 million and agreed to pay $2.5 million to the former stockholders of SMTI and A&A in five equal annual installments, which began on April 1, 1997. The second installment of $500,000 was paid in April 1998.

   On August 3, 1998, the Company consummated its acquisition of substantially all of the assets of Alphabet City Industries, Inc. and all of the outstanding stock of Alphabet City Sports Records, Inc., both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors (collectively, the "Alphabet City Acquisition"). The aggregate purchase price for the Alphabet City Acquisition was approximately $3.4 million in cash (excluding assumed liabilities) and 200,000 shares of the Company's common stock. In addition, the Company may be obligated to make significant additional payments (up to $9 million) based upon the financial performance of the acquired business.

   On August 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Cambridge Sports International, Inc. ("Cambridge"), a major golf representation company, whose client roster includes a mix of established PGA Tour winners and many prospects on the Nike Tour (the "Cambridge Acquisition"). The aggregate purchase price for Cambridge was approximately $3.5 million in cash and 89,536 shares of the Company's common stock. In addition, the Company may be obligated to make additional payments aggregating approximately $2 million based upon the financial performance of Cambridge.

   On August 13, 1998, the Company acquired Park Associates Ltd. ("Park Associates"), a sports and media talent representation firm in the United Kingdom, for an aggregate consideration consisting of (pounds sterling) 1.6 million (approximately $2.6 million) in cash and 117,440 shares of the Company's common stock (the "PAL Acquisition"). In addition, the Company will pay an additional (pounds sterling) 1.0 million (approximately $1.7 million) in cash and (pounds sterling) 200,000 (approximately $330,000) in common stock (based on the value of the common stock during the twenty days prior to the date of each payment) in five equal annual installments.

   The Company financed the cash portion of the Alphabet City, Cambridge and PAL Acquisitions with $10.6 million in borrowings under the Credit Agreement (as defined below).

   Pending Acquisition

   On August 12, 1998, the Company entered into a letter of intent with respect to the acquisition of Tollin/Robins Productions and Tollin/Robins Management, LLC, both of which are independent television and film production companies (collectively, "Tollin/Robins"), for an aggregate purchase price of $22 million ($2 million of which will be payable in five equal annual installments beginning on September 1, 1998). The letter of intent also provides for the payment of certain additional amounts payable in cash and the Company's common stock based upon the financial performance of Tollin/Robins. In connection with entering into the letter of intent, the Company paid a non-refundable deposit of $1 million. If the acquisition of Tollin/Robins is not consummated on or before September 15, 1998, the Company will be required to pay an additional
$1 million as liquidated damages. The Company financed the $1 million deposit with its cash on hand and intends to finance the Tollin/Robins acquisition with borrowings under the Credit Agreement.

   Credit Agreement

   On July 31, 1998, the Company entered into a Credit Agreement with BankBoston, N.A. (the "Credit Agreement") which provides for a revolving line of credit for loans and letters of credit (subject to a $2 million sublimit) of up to $35 million in the aggregate (the "Credit Facility"). The revolving credit facility under the Credit Agreement may be used to finance acquisitions and for working capital needs. Loans under the Credit Agreement bear interest at a floating rate equal to a base rate which approximates prime plus an applicable margin, or an Eurocurrency rate plus an applicable margin, whichever is applicable. The applicable margin is dependent on the Company achieving certain leverage ratios. In August 1998, the Company borrowed a total of $10.6 million under the revolving credit facility in connection with the Alphabet City Acquisition, the Cambridge Acquisition and the PAL Acquisition (each as defined herein), with the initial interest rate associated with such borrowings being 8.4375% for domestic borrowings and 10.5% for British pound loans. The obligations of the Company under the Credit Agreement are secured by a first priority security interest in all existing and future acquired property of the Company including the capital stock of its subsidiaries. The Company's obligations under the Credit Agreement are also guaranteed by the Company's present and future subsidiaries and secured by a first priority security interest in all existing and future property of these subsidiaries. The Credit Agreement also contains financial leverage and coverage ratios, which may inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures, distributions and other payments. However, the Company will be permitted to incur additional indebtedness outside of the Credit Agreement to acquire businesses secured solely by the assets of the acquired businesses, as long as the Company is in compliance with the financial covenants of the Credit Agreement exclusive of such indebtedness and the related borrowing base related to the businesses acquired. The term of the Credit Agreement is 3 years with borrowing availability reduced periodically commencing January 1, 2000.

   Year 2000 Compliance

   The Company does not expect to incur any material costs in order to become Year 2000 compliant.

   Management believes that the Company's working capital, cash flow generated from operations, as well as the availability to make additional borrowings under its Credit Facility are sufficient to meet the Company's working capital requirements for the foreseeable future. However, the Company's strategy involves continued expansion through additional acquisitions both within its existing lines of businesses and within complementary lines of businesses. Pursuant to such strategy, the Company is currently negotiating with respect to certain additional acquisitions, although it has not entered into any definitive agreements with respect to such acquisitions and there can be no assurance that it will do so. After the utilization of the available cash on hand and borrowings under the Credit Facility, additional acquisitions may involve additional debt financing (which would require additional payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may be dilutive to the ownership interests of the Company's then existing stockholders). Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of goodwill, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any. In addition, if the Company is required to repurchase its shares issued in connection with the 1997 Acquisitions, or make any of the earn-out payments described above, there can be no assurance that the Company will have funds available for such repurchases or to make the additional earn-out payments.

                         PART II--OTHER INFORMATION.

ITEM 1--LEGAL PROCEEDINGS.

   On May 5, 1998, a class action complaint was filed in Chancery Court in the State of Delaware, New Castle County, CA #16355NC against the Company, certain of its directors and SFX Entertainment, Inc. ("Parent", and collectively with the Company and its directors, the "defendants"). The complaint alleged that Parent had proposed an acquisition of the Company and that the proposed acquisition would be unfair to the Company's public stockholders. The complaint sought an order enjoining the proposed transaction or in the alternative, awarding rescissory and compensatory damages.

   On July 22, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the defendants acknowledged that the legal action was a significant factor in Parent improving the terms of its offer to acquire the Company. The Settlement also provides for the defendants to pay plaintiffs' counsel an aggregate of $310,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (a) consummation of the Merger,
(b) completion of confirmatory discovery and (c) approval of the court. Pursuant to the Settlement, the defendants have denied, and continue to deny, that they have acted improperly in any way or breached any fiduciary duty. There can be no assurance that the court will approve the settlement on the terms and conditions provided for therein, or at all.

ITEM 2--CHANGES IN SECURITIES AND USE OF PROCEEDS.

   (c)

   In July 1998 the Company issued 15,978 shares of the Company's Common Stock to an employee.

   On August 3, 1998, the Company issued 200,000 shares of the Company's common stock in connection with the Alphabet City Acquisition.

   On August 6, 1998, the Company issued 89,536 shares of the Company's common stock in connection with the acquisition of Cambridge.

   On August 13, 1998, the Company issued 117,440 shares of the Company's common stock in connection with the PAL Acquisition. In addition, the Company will issue an aggregate of 200,000 shares of its common stock to the sellers in the PAL Acquisition in five equal annual installments.

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

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     Exhibits

   10.1 Agreement and Plan of Merger, dated as of July 23, 1998, among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Report on Form 8-K of SFX Entertainment, Inc. (File No. 0-24017) filed with the Commission on August 5, 1998).

   10.2 Stock and Asset Purchase Agreement, dated as of August 3, 1998, by and among Alphabet City Sports Records, Inc., Alphabet City Industries, Inc., Kenneth Dichter, Jesse Itzler, The Marquee Group, Inc. and Marquee Records, Inc. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on August 13, 1998).

   10.3 Credit Agreement, dated as of July 31, 1998, among The Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on August 13, 1998).

   27.      Financial Data Schedule.

   (b)      Reports on Form 8-K

              None.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE MARQUEE GROUP, INC.

                                          /s/ Jan E. Chason
                                          -----------------------------------
                                          Jan E. Chason
                                          Chief Financial Officer and
                                          Treasurer

August 14, 1998