Form 10-Q
period 1998-09-30
MARQUEE GROUP INC
filed 1998-11-17
CIK 1019072

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 0-21711

                            THE MARQUEE GROUP, INC.
            (Exact Name of Registrant as Specified in Its Charter)


                        DELAWARE                                             13-3878295
(State or Other Jurisdiction of Incorporation or Organization)   (IRS Employer Identification No.)

              888 SEVENTH AVENUE, NEW YORK, NY                                 10019
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


AT NOVEMBER 12, 1998, THERE WERE 18,085,614 SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, PAR VALUE $.01 PER SHARE.


TRANSITIONAL DISCLOSURE FORMAT.  YES  [ ]  NO  [X]

                            THE MARQUEE GROUP, INC.

                               TABLE OF CONTENTS

                                                                                       PAGE NO.
                                                                                      ---------
Part I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at September 30, 1998 (unaudited) and
           December 31, 1997 ........................................................      3

          Condensed Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 1998 and 1997 (unaudited) .....................      4

          Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1998 and 1997 (unaudited) ..................................      5

          Condensed Consolidated Statements of Stockholders' Equity for the Nine
           Months Ended September 30, 1998 (unaudited) ..............................      6

          Notes to Condensed Consolidated Financial Statements ......................      7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
           Operations ...............................................................     10

Part II   Other Information .........................................................     18

Item 1.   Legal Proceedings .........................................................     18

Item 2.   Changes in Securities and Use of Proceeds .................................     18

Item 6.   Exhibits and Reports on Form 8-K ..........................................     19

ITEM 1. FINANCIAL STATEMENTS

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                SEPTEMBER 30,   DECEMBER 31,
                                                                                     1998           1997
                                                                               --------------- -------------
                                                                                 (UNAUDITED)      (NOTE 1)
ASSETS
Current assets
 Cash and cash equivalents ...................................................    $  4,500       $  8,944
 Cash escrow .................................................................         746            704
 Accounts receivable, net ....................................................      14,791          6,930
 Prepaid production costs ....................................................       1,193            553
 Prepaid expenses and other current assets ...................................         595            436
                                                                                  --------       --------
   Total current assets ......................................................      21,825         17,567
Property and equipment, net ..................................................       2,895          2,040
Receivables--non current .....................................................       1,365            668
Notes receivable .............................................................       2,135          1,887
Deposits and deferred expenses ...............................................       2,314            677
Intangible assets--net .......................................................      59,648         23,951
                                                                                  --------       --------
                                                                                  $ 90,182       $ 46,790
                                                                                  ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses .......................................    $  8,728       $  4,592
 Acquisition indebtedness--current portion ...................................       1,515            775
 Escrow payable ..............................................................         685            527
 Deferred revenues ...........................................................         523            626
                                                                                  --------       --------
   Total current liabilities .................................................      11,451          6,520
Notes payable--bank ..........................................................      33,140
Acquisition indebtedness--non-current ........................................       3,777          2,144
Deferred rent ................................................................         651            696
Deferred income taxes ........................................................         964            960
Common stock (545 shares) subject to put options .............................       3,420          3,184
Stockholders' equity
 Preferred stock, $.01 par value; 5,000 shares authorized, no shares issued
   Common stock, $.01 par value; 25,000 shares authorized, 18,086
   (September 30, 1998) and 17,913 (December 31, 1997) shares issued
   and outstanding ...........................................................         175            174
 Additional paid-in capital ..................................................      39,593         36,885
 Accumulated deficit .........................................................      (3,003)        (3,781)
 Cumulative translation adjustment ...........................................          14              8
                                                                                  --------       --------
   Total stockholders' equity ................................................      36,779         33,286
                                                                                  --------       --------
                                                                                  $ 90,182       $ 46,790
                                                                                  ========       ========

Note: The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


     See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                           1998         1997         1998           1997
                                                        ----------   ---------   ------------   ------------
Revenues ............................................    $14,199      $5,817       $ 35,470       $ 11,991
Operating expenses ..................................      8,739       3,716         23,726          7,664
General and administrative expenses .................      2,865       1,500          8,239          4,502
Non cash compensation ...............................       (157)         81            367            165
Depreciation and amortization .......................        660          72          1,463             91
                                                         -------      ------       --------       --------
Income/(loss) from operations .......................      2,092         448          1,675           (431)
Interest expense, net ...............................        227         222            120            224
Financing expense ...................................         --         756             --            756
                                                         -------      ------       --------       --------
Income/(loss) before income taxes ...................      1,865        (530)         1,555         (1,411)
Income taxes ........................................        423          77            541             77
                                                         -------      ------       --------       --------
Net income/(loss) ...................................      1,442        (607)         1,014         (1,448)
Accretion of obligation related to the put option
 issued in connection with the ProServ
 acquisition ........................................         79          --            236             --
                                                         -------      ------       --------       --------
Net income/(loss) applicable to common
 stockholders .......................................    $ 1,363      $ (607)      $    778       $ (1,488)
                                                         =======      ======       ========       ========
Net income/(loss) per share--basic and dilutive .....    $   .08      $ (.08)      $    .05       $   (.20)
                                                         =======      ======       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                               1998           1997
                                                                           ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES ..................................    $  (3,547)      $ (2,184)
INVESTING ACTIVITIES
 Recent Acquisitions, net of cash acquired .............................      (30,736)            --
 Purchase of equipment and leasehold improvements, net of landlord
   contribution ........................................................         (702)        (1,240)
 Employee loan .........................................................           --           (424)
 Deposits and deferred expenses ........................................         (970)        (2,200)
 Increase in other assets ..............................................                        (568)
                                                                            ---------       --------
   Net cash used in investing activities ...............................      (32,408)        (4,432)
                                                                            ---------       --------
FINANCING ACTIVITIES
 Proceeds under Credit Agreement .......................................       33,140             --
 Proceeds from Bridge Financing ........................................           --         10,500
 Costs related to stock offerings ......................................         (187)          (131)
 Costs related to Credit Agreement .....................................         (667)            --
 Costs related to Tender Offer .........................................           --         (9,580)
 Payment of acquisition indebtedness ...................................         (775)          (500)
                                                                            ---------       --------
   Net cash provided by financing activities ...........................       31,511            289
                                                                            ---------       --------
NET DECREASE/INCREASE IN CASH ..........................................       (4,444)        (6,327)
CASH AT BEGINNING OF PERIOD ............................................        8,944          7,231
                                                                            ---------       --------
CASH AT END OF PERIOD ..................................................    $   4,500       $    904
                                                                            =========       ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
 Issuance of common stock to an employee ...............................    $     100             --
                                                                            =========       ========
 In connection with Recent Acquisitions
   Issuance of common stock ............................................    $   2,616             --
                                                                            =========       ========
   Notes payable .......................................................    $   2,594             --
                                                                            =========       ========
   Obligation to issue common stock in future ..........................    $     416             --
                                                                            =========       ========
Note received in connection with sale of an interest in an associated
 company ...............................................................    $     300             --
                                                                            =========       ========
Issuance of options to purchase 105 shares of Common stock in connection
 with Bridge Financing for the Tender Offer ............................                    $    394
                                                                                            ========

     See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)


                                                         ADDITIONAL                  CUMULATIVE       TOTAL
                                  NUMBER OF    COMMON      PAID-IN    ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                    SHARES      STOCK      CAPITAL      DEFICIT      ADJUSTMENT      EQUITY
                                 ----------- ---------- ------------ ------------- ------------- --------------
Balance--December 31, 1997 .....   17,913       $174      $36,885      $ (3,781)          8         $33,286
Issuance of common stock:
 In connection with
   acquisitions ................      549         5         2,611                                     2,616
 To an employee ................       16                     100                                       100
Cancellation of IPO Escrow
 Shares ........................     (392)         (4)          4                                        --
QBQ Escrow Shares ..............                              180                                       180
Secondary Offering costs .......                             (187)                                     (187)
Foreign currency translation
 adjustment ....................                                                          6               6
Net income for period ..........                                            778                         778
                                   ------       -----     -------      --------         ---         -------
Balance--September 30, 1998
 (unaudited) ...................   18,086       $175      $39,593      $ (3,003)        $14         $36,779
                                   ======       =====     =======      ========         ===         =======

     See accompanying notes to condensed consolidated financial statements.

                   THE MARQUEE GROUP, INC. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- MERGER WITH SFX ENTERTAINMENT

     On July 23, 1998, The Marquee Group, Inc. (the "Company") entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with SFX Entertainment, Inc. ("Parent") and SFX Acquisition Corp., a wholly-owned subsidiary of Parent ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger") and the Company will continue as the surviving corporation of the Merger. Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of common stock, $.01 par value, of the Company will be converted into the right to receive from Parent
0.1111 shares of Class A Common Stock, $.01 par value, of Parent (the "SFX Class A Common Stock")(the "Exchange Ratio"). If the SFX Class A Common Stock Price (as defined below) is greater than $42.75, then the Exchange Ratio shall be the quotient obtained by dividing $4.75 by the SFX Class A Common Stock Price. The term "SFX Class A Common Stock Price" means the average of the last reported sale price for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the Merger on the primary exchange on which the SFX Class A Common Stock is traded (the NASDAQ National Market).

     Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the making of capital expenditures.

     The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including approval by the Company's stockholders. Certain of these conditions have been satisfied as of November 12, 1998, including the expiration of the applicable waiting period for the merger under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The Merger is expected to be consummated in the first quarter of 1999.


NOTE 2 -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Item 310(b) of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and entertainment industries. In furtherance of its business strategy, the Company acquired by merger on December 12, 1996, concurrently with the closing of its initial public offering ("IPO"), Sports Marketing & Television International, Inc. ("SMTI"), which provides production and marketing services to sporting events, sports television shows, and professional and collegiate leagues and organizations, and Athletes and Artists, Inc. ("A&A"), a sports and media representation firm. The acquisitions of SMTI and A&A are referred to as the "1996 Acquisitions". In October 1997, the Company acquired ProServ, Inc. and ProServ Television, Inc. (collectively, "ProServ") (the "ProServ Acquisition") and QBQ Entertainment, Inc. ("QBQ") (the "QBQ Acquisition") (collectively, the "1997 Acquisitions"). The Company also completed the secondary offering (the "Second Offering") of 8,500,000 shares of its common stock at $5.00 per share in the fourth quarter of 1997. In August and September 1998, the Company acquired Alphabet City Industries, Inc. and Alphabet City Sports Records, Inc., Cambridge Holding Corporation, Park Associates Limited, Tony Stephens Associates Limited, and Tollin/Robbins

Productions (collectively, the "Recent Acquisitions"). Accordingly, the accompanying condensed consolidated financial statements include the accounts of the Company, the 1997 Acquisitions and the Recent Acquisitions from their respective dates of acquisition. All significant intercompany transactions and accounts have been eliminated.


NOTE 3 -- EARNINGS PER COMMON SHARE

     Basic earnings per share applicable to common stockholders is based upon the net loss after reduction of amounts, if any, for accretion of the obligation related to the put option issued in connection with the ProServ Acquisition divided by the weighted average number of shares of common stock outstanding during the year. Shares of common stock placed in escrow upon completion of the Company's initial public offering have been excluded from the calculation of basic earnings per share. The Company's outstanding options, warrants and contingently issuable shares are not included for diluted earnings per share because the effect would be anti-dilutive for 1997. The following table sets forth the computation of the adjusted weighted average number of common stock outstanding:


                                                                            SEPTEMBER 30, 1998
                                                                  ---------------------------------------
                                                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                  -------------------- ------------------
                                                                     (IN THOUSANDS)      (IN THOUSANDS)
  Denominator for basic earnings per share--weighted
    average shares ..............................................        16,859              16,660
  Effect of dilutive securities--Employee stock options .........           177                 141
                                                                         ------              ------
  Denominator for dilutive earnings per share--adjusted
    weighted average shares .....................................        17,036              16,801
                                                                         ======              ======

NOTE 4 -- NON-CASH COMPENSATION CHARGE

     In connection with the acquisition of QBQ in October 1997, the Company placed in escrow 78,702 shares of its common stock issued to the seller as a portion of the purchase price. As of March 31, 1998, the Company has determined that it is probable that the financial thresholds required to be met for the release of these escrowed shares will be achieved in 1998, and, accordingly has recorded a charge of $180,000 for the nine months ended September 30, 1998 as non-cash compensation in the accompanying condensed consolidated statements of operations. This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date.

NOTE 5 -- BANK CREDIT AGREEMENT

     On July 31, 1998, the Company and its subsidiaries entered into a Credit Agreement, as amended, (the "Credit Agreement") with BankBoston, NA, which provides for a revolving line of credit for loans and letters of credit (subject to a $2 million sublimit) of up to $35 million in the aggregate. The revolving credit facility under the Credit Agreement may be used to finance acquisitions and to fund working capital needs. Loans under the Credit Agreement bear interest at a floating rate equal to a base rate which approximates prime plus an applicable margin, or a Eurocurrency rate plus an applicable margin. The applicable margin is dependent on the Company achieving certain leverage ratios. In August and September 1998, the Company borrowed a total of approximately $33.1 million under the revolving credit facility in connection with the Recent Acquisitions, with the interest rate associated with such borrowings of approximately 8.3% for domestic borrowings and 10.5% for British \P borrowings (at September 30, 1998). The obligations of the Company under the Credit Agreement are secured by a first priority security interest in all existing and future acquired property of the Company, including the capital stock of its subsidiaries. The Company's obligations under the Credit Agreement are also guaranteed by the Company's present and future subsidiaries and secured by a first priority security interest in all existing and future property of these subsidiaries. The Credit Agreement also contains financial leverage and coverage ratios, which may inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures, distributions and other payments. However, the Company will be permitted to incur additional indebtedness outside of the Credit Agreement to acquire businesses secured solely by the assets of such acquired businesses, as long as the Company is in compliance with the financial covenants of the Credit Agreement exclusive of such indebtedness and the related borrowing base applicable to the businesses acquired. The term of the Credit Agreement is three years with borrowing availability reduced periodically commencing January 1, 2000. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for additional information.

NOTE 6 -- RECENT ACQUISITIONS

     On August 3, 1998, the Company consummated its acquisition of substantially all of the assets of Alphabet City Industries, Inc. and all of the outstanding stock of Alphabet City Sports Records, Inc., both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors (collectively, the "Alphabet City Acquisition"). The aggregate purchase price for the Alphabet City Acquisition was approximately $3.4 million in cash (excluding assumed liabilities) and 200,000 shares of the Company's common stock. In addition, the Company may be obligated to make significant additional payments (up to $9 million) based upon the financial performance of the acquired businesses.

     On August 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Cambridge Holding Corporation ("Cambridge"), a golf representation company, whose client roster includes a mix of established PGA Tour winners and many prospects on the Nike Tour (the "Cambridge Acquisition"). The aggregate purchase price for Cambridge was approximately $3.5 million in cash and 89,536 shares of the Company's common stock. In addition, the Company may be obligated to make additional payments aggregating approximately $2.0 million based upon the future financial performance of Cambridge.

     On August 13, 1998, the Company acquired Park Associates Limited ("PAL"), a sports and media talent representation firm in the United Kingdom. (the "PAL Acquisition"). The initial consideration for the PAL Acquisition was approximately pounds sterling 1.6 million (approximately $2.6 million) in cash and 117,440 shares of the Company's common stock. In addition, the Company will pay an additional pounds sterling 800,000 (approximately $1.3 million) in cash and pounds sterling 200,000 (approximately $330,000) in common stock (based on the closing price of such stock as reported in The Wall Street Journal during the twenty days prior to the date of each payment) in five equal annual installments.

     On September 2, 1998, the Company consummated its acquisition of Tony Stephens Associates Limited ("TSA"), a major soccer talent representation firm in the United Kingdom (the "TSA Acquisition"). The initial consideration for the TSA Acquisition was approximately pounds sterling 1.8 million (approximately $3.0 million), of which pounds sterling 1.4 million (approximately $2.5 million) was paid in cash and 142,291 shares of the Company's common stock were issued. In addition, the Company will pay an additional pounds sterling 200,000 (approximately $330,000) in cash and pounds sterling 50,000 (approximately $83,000) in the form of shares of the Company's common stock.

     On September 18, 1998, the Company consummated its acquisition of all the issued and outstanding equity interests in Halcyon Days, Productions, Inc., Robbins Entertainment Group, Inc. and Tollin/ Robbins Management, LLC (collectively, "Tollin/Robbins") (the "Tollin/Robbins Acquisition"). Tollin/ Robbins is an award-winning independent film and television production company. The initial consideration for the Tollin/Robbins Acquisition was $20.5 million in cash. In addition, the two sellers will each receive $800,000 in cash, payable in four equal annual installments beginning September 1, 1999 and will receive additional consideration based on the EBITDA (as defined in the acquisition agreement) of the acquired entities through 2003, payable in shares of the Company's common stock and cash.

     The funds used to consummate each of the Recent Acquisitions were principally obtained from borrowings under the Credit Agreement.

ITEM 2 -- MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the accompanying condensed consolidated financial statements and related notes thereto. The following discussion contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are prospective and involve risks and uncertainties; therefore, the Company's future results of operations could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to uncertainties related to the Company's business and growth strategies, difficulties in achieving cost savings and revenue enhancements and difficulties in integrating the acquired companies. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

     The Company was formed in July 1995 for the purpose of providing integrated event management, television programming and production, marketing, talent representation and consulting services in the sports, news and other entertainment industries. From the time of its formation until the consummation of the acquisitions of Sports Marketing & Television International, Inc. and Athletes and Artists, Inc., (collectively, the "1996 Acquisitions"), the Company was engaged in developing its sports television production, marketing and consulting business. The 1996 Acquisitions were financed with proceeds from the Company's initial public offering in December 1996 (the "IPO"). In October 1997, the Company acquired ProServ, Inc. and a related company ("ProServ") and QBQ Entertainment, Inc. ("QBQ"), (collectively, the "1997 Acquisitions"). The Company also completed its secondary public offering of 8,500,000 shares of the Company's common stock at $5.00 per share in October and November 1997 (the "Second Offering"). In August and September 1998, the Company acquired Alphabet City Industries, Inc., Alphabet City Sports Records, Inc, Cambridge Holding Corporation, Park Associates Limited, Tony Stephens Associates Limited, and Tollin/Robbins Productions, (collectively, the "Recent Acquisitions"). The funds used to consummate each of the Recent Acquisitions were principally obtained from borrowings under the Credit Agreement, as defined herein.

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

     The Company's revenues may vary from quarter to quarter, due to the timing of certain significant events and the resulting recognition of revenues from such events. Historically, the fourth quarter produced the highest percentage of revenues for the year, principally from the Company's management and marketing of The Breeders' Cup Championship and from representation agreements with professional hockey players, which results in revenue to the Company upon the commencement of the National Hockey League season. As a result of the Company's entry into the business of representing professional football players and the 1997 Acquisitions, it is anticipated that the Company's revenues and expenses will increase, and the Company expects that these increased revenues and expenses will be recorded substantially in the third as well as the fourth quarter.

     A significant portion of the Company's revenues to date has been derived from a small number of events and clients. On a pro forma basis for the 1997 Acquisitions and the Recent Acquisitions, The Breeders' Cup Championship would have accounted for approximately 11% of the Company's revenues for the year ended December 31, 1997. The Breeders' Cup agreement terminates on December 31, 2000, with an automatic renewal under certain circumstances, unless terminated earlier in accordance with the terms of the agreement, including the termination, for any reason, of the Company's employment of Michael Letis or Michael Trager or the unavailability of Mr. Letis or Mr. Trager to perform the services necessary to enable the Company to comply with the terms of The Breeders' Cup agreement.

     The Company has recorded and will continue to record substantial compensation charges and other non-cash charges to operations in connection with the 1997 Acquisitions, the Recent Acquisitions and the issuance of securities to certain officers, directors and consultants. In connection with the 1997 Acquisitions and the Recent Acquisitions, the Company recorded as intangibles the excess of the purchase price over the net tangible assets acquired of approximately $60 million which will be amortized over ten to twenty years. In the nine months ended September 1998, the Company recorded a charge to operations of $180,000 as non-cash compensation, in recognition of the probability of QBQ achieving certain financial thresholds which would require the release of the shares of the Company's common stock placed in escrow in connection with the acquisition of QBQ (the "QBQ Acquisition"). This compensation charge will be adjusted based upon the changes in the fair market value of the shares subject to the escrow arrangement through the actual release date. The Company may also record additional non-cash compensation expense during the period if the shares of the Company's common stock subject to an escrow agreement entered into in connection with the IPO (except for shares held by The Sillerman Companies, Inc. ("TSC"), with respect to which TSC has waived its rights) are released from escrow because certain thresholds for the release are met. In connection with the merger, the holders of such escrow shares executed release agreements whereby each of the holders waived any and all rights to receive such escrow shares, effective as of the date of the closing of the merger (except for TSC's waiver, which was effective in July
1998). These charges are not deductible for income tax purposes and may have the effect of significantly increasing the Company's losses or reducing or eliminating earnings, if any, at such time. In addition, the Company will record charges to operations over the next two years aggregating $0.6 million related to the Company's potential obligation to repurchase the shares of common stock issued in connection with the acquisition of ProServ (the "ProServ Acquisition"). The Company will also record charges to operations aggregating $1.3 million over the remaining three to eight years related to imputed interest on the indebtedness to the former stockholders of Sports Marketing and Television International, Inc. ("SMTI"), Athletes & Artists, Inc. ("A&A"), QBQ and certain of the businesses acquired in the Recent Acquisitions. Further, in connection with an officer's employment agreement, the Company will recognize a non-cash compensation charge of $300,000 over the next three years.

RECENT DEVELOPMENTS -- MERGER WITH SFX ENTERTAINMENT

     On July 23, 1998, The Marquee Group, Inc. (the "Company") entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement"), with SFX Entertainment, Inc. ("Parent") and SFX Acquisition Corp., a wholly-owned subsidiary of Parent ("Sub"), pursuant to which Sub will merge with and into the Company (the "Merger") and the Company will continue as the surviving corporation of the Merger. Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of common stock, $.01 par value, of the Company will be converted into the right to receive from Parent
0.1111 shares of Class A Common Stock, $.01 par value, of Parent (the "SFX Class A Common Stock")(the "Exchange Ratio"). If the SFX Class A Common Stock Price (as defined below) is greater than $42.75, then the Exchange Ratio shall be the quotient obtained by dividing $4.75 by the SFX Class A Common Stock Price. The term "SFX Class A Common Stock Price" means the average of the last reported sale price for the fifteen consecutive trading days ending on the fifth trading day prior to the effective time of the Merger on the primary exchange on which the SFX Class A Common Stock is traded (the NASDAQ National Market).

     Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the making of capital expenditures.

     The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including approval by the Company's stockholders. Certain of the conditions have been satisfied as of November 12, 1998, including the expiration of the applicable waiting period for the merger under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The Merger is expected to be consummated in the first quarter of 1999.

RESULTS OF OPERATIONS

     The Company's consolidated financial statements are not directly comparable from period to period because the Company consummated the 1997 Acquisitions in October 1997. The Recent Acquisitions were completed during August and September 1998, and the results of their operations are included in the following discussions only on a pro forma basis. The supplemental discussion and analysis of the results of operations on a pro forma basis for the 1997 Acquisitions include the Company, ProServ and QBQ, as if they had always been members of the same operating group for the applicable period. The pro forma results of operations discussions for the Recent Acquisitions include the Company, the 1997 Acquisitions, Alphabet City, Cambridge, PAL, TSA and Tollin/Robbins (each as defined herein), as if they had always been members of the same operating group.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     For the three months ended September 30, 1998, the company generated revenues of approximately $14.2 million compared to $5.8 million for the three months ended September 30, 1997. The increase in revenues of approximately $8.4 million is principally attributable to the inclusion of the operations of the 1997 Acquisitions ($6.7 million) and the inclusion of the Recent Acquisitions ($1.7 million). On a pro forma basis, giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997, the Company's revenues in the 1998 quarter were $15.7 million compared to $14.4 million for the same period in 1997. The increases were primarily attributable to programming and production activities ($1.3 million) related to the Professional Bowlers Association ("PBA") Tour broadcasts on CBS and ESPN, the syndicated series More than a Game, and the Nickelodeon productions Keenan & Kell, All That, and Cousin Skeeter. In addition, the Company was executive producer for a soon to be released Paramount movie titled Varsity Blues. The Company's talent representation fees increased ($.5 million), primarily the result of booking the Billy Joel Tour and increased European talent representation fees, partially offset by reduced representation fees of NFL football athletes. Sales and marketing revenues increased ($0.2 million) primarily as a result of activity associated with the PBA Tour. These increases were partially offset by reduced event management revenue ($.9 million) associated with the elimination of the Canon Golf Shootout which was managed in 1997 and not renewed by the sponsor in 1998.

     The Company's operating expenses of $8.7 million for the three months ended September 30, 1998 increased $5.0 million from $3.7 million for the prior year period. The increase is principally attributable to the inclusion of the operations of the 1997 Acquisitions ($3.8 million) and the inclusion of the Recent Acquisitions ($0.8 million). Operating expenses increased approximately $.8 million primarily due to increased activity associated with the PBA Tour broadcasts. On a pro forma basis, giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997, the Company's operating expenses increased approximately $0.6 million for the three months ended September 30, 1998 compared to the same period in 1997.

     General and administrative expenses were approximately $2.9 million for the three months ended September 30, 1998 as compared to $1.5 million for the same period in 1997. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions ($0.8 million) and the Recent

Acquisitions ($.2 million). On a pro forma basis, giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997, general and administrative expenses increased $0.3 million for the three months ended September 30, 1998 from approximately $3.5 million in the prior year period.

     The Company's income from operations was $2.1 million for the three months ended September 30, 1998 as compared to $0.4 million for the same period in 1997. The increase is principally the result of the inclusion of the activities of the 1997 Acquisitions. The 1998 quarter was favorably impacted by the decrease in the non-cash compensation expense ($0.2 million) related to the QBQ escrow shares. Adversely impacting the 1998 quarter is the charge for the amortization of goodwill for the 1997 Acquisitions and the Recent Acquisitions ($0.6 million). On a pro forma basis giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occured as of January 1, 1997, the Company would have reported income from operations of $2.2 million for the period ended September 30, 1998 compared to $1.3 million for the same period in 1997.

     The Company's net income applicable to common stockholders for the three months ended September 30, 1998 was $1.4 million compared to a net loss of $.6 million for the same period in 1997. The 1997 quarter includes a one-time financing charge of approximately $0.9 million, including interest, related to the bridge financing for the Company's tender offer for its warrants. The 1998 quarter results include the non cash charge of $0.1 million related to the accretion of the Company's potential obligation in connection with the put option on common stock issued in connection with the ProServ Acquisition.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     For the nine months ended September 30, 1998 the Company generated revenues of approximately $35.5 million compared to $12.0 million for the nine months ended September 30, 1997. The increase in revenues of approximately $23.5 million is principally attributable to the inclusion of the operations of the 1997 Acquisitions ($19.4 million) and the inclusion of the operations of the Recent Acquisitions ($1.8 million). Revenues for the nine months ended September 30, 1998, excluding these acquisitions, increased approximately $2.3 million. The increase was principally attributable to programming and production activity ($1.8 million) related to the PBA Tour broadcasts on ESPN and CBS, the syndicated series More Than a Game, and increased boxing productions on ESPN. On a pro forma basis, giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997, the Company's revenues for the nine months ended September 30, 1998 were $48.8 million compared to $37.2 million for the same period in 1997. The increase on a pro forma basis of $11.6 million is related to the matters discussed above as well as increased revenues generated for The Guardian Cup ($3.0 million), an ATP tennis tournament held in the United Kingdom in February 1998, partially offset by reduced revenues from the AT&T Challenge Cup, an ATP tennis tournament in Atlanta, and the loss of the sponsorship for a golf event staged in Europe ($2.0 million) in 1997. In addition, the Company generated revenues for securing the naming rights of a new arena being built in Los Angeles and the procurement of various other endorsements ($1.2 million) during the nine months ended September 30, 1998. Talent representation fees increased $2.7 million due to the Billy Joel tour and the addition of certain European soccer players. Programming and production activities increased approximately $4.5 million related to the production of syndicated series Keenan & Kell, All That, Cousin Skeeter, Arli$$, and a Paramount movie Varsity Blues.

     The Company's operating expenses of $23.7 million for the nine months ended September 30, 1998 increased $16.0 million from $7.7 million for the prior year nine month period. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions ($12.2 million) and the inclusion of the Recent Acquisitions ($.9 million). The Company's operating expenses increased approximately $2.9 million for the nine months ended September 30, 1998 primarily due to the activity associated with the PBA Tour broadcast on ESPN and CBS, production of More Than a Game, and ESPN boxing. The Company's operating expenses increased approximately $8.0 million for the nine months ended September 30, 1998 compared to the same period in 1997 on a pro forma basis giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997. The increase is principally the result of matters previously discussed as well as costs associated with the ATP Tennis tournament in the United Kingdom ($3.0 million), increased talent representation expenses ($1.7 million) associated with increased revenues, and increased television production and distribution expenses for certain sporting events for which the Company has distribution rights.

     General and administrative expenses were approximately $8.2 million for the nine months ended September 30, 1998 as compared to $4.5 million for the same period in 1997. The increase was principally the result of the inclusion of the operations of the 1997 Acquisitions ($2.8 million), the inclusion of the operations of the Recent Acquisitions ($.2 million), and increased staff and occupancy costs required to support the Company's expanded business operations. General and administrative expenses increased $1.8 million for the nine months ended September 30, 1998 from approximately $9.4 million in the same period in 1997 on a pro forma basis giving effect to the 1997 Acquisitions and the Recent Acquisitions as if they had occurred as of January 1, 1997. The increase is the result of higher occupancy and staff costs required to support the Company's expanded business operations.

     The Company's income from operations was $1.7 million for the nine months ended September 30, 1998 compared to an operating loss of $0.4 million for the same period in 1997. The nine month period ended September 30, 1998 was impacted by a non cash compensation charge of $0.4 million as a result of the determination that the financial thresholds required to be met for the release of the QBQ escrow shares would probably be achieved in 1998. This compensation charge will be adjusted based upon the change in the fair value of the QBQ escrow shares through the actual release date of such shares. Another factor impacting the nine months 1998 period is the charge for amortization of goodwill for the 1997 Acquisitions ($0.9 million) and the Recent Acquisitions ($.3 million).

     The Company's net income applicable to common stockholders for the nine months ended September 30, 1998 was $0.8 million compared to a net loss of $1.5 million for the same period in 1997. The nine months 1998 results include non cash charges mentioned above as well as a charge of $.2 million related to the accretions of the Company's potential obligation in connection with the put option on common stock issued in connection with the ProServ Acquisition.

LIQUIDITY AND CAPITAL RESOURCES

 GENERAL

     The Company's principal sources of funds have been from the net proceeds from the Company's IPO in December 1996 of approximately $15.6 million, net proceeds of approximately $38.4 million from the Second Offering in 1997 and borrowings of $33.1 million under the Credit Agreement (as defined herein) in August and September 1998. The Company has paid approximately $58.9 million in connection with all of the Company's acquisitions, and approximately $10.5 million was used to finance the Company's tender offer for its then outstanding warrants. Working capital as of September 30, 1998 was approximately $10.4 million.

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

     In 1997, the Company also purchased certain assets of QBQ for an aggregate purchase price of approximately $6.7 million, of which $2.0 million was paid by the issuance of 314,812 shares of the Company's common stock, $1.0 million will be payable in equal annual installments over eight years, subject to acceleration in certain circumstances and $615,000 will be payable in annual installments over five years. In addition, the Company deposited 78,702 shares of its common stock with a value of approximately $500,000 into an escrow account. The Company has determined that it was probable that these shares will be released from escrow and, accordingly, has recorded a charge to operations of $180,000 as non-cash compensation. In connection with the QBQ Acquisition, the Company loaned $1.5 million to the sole shareholder of QBQ, on a non-recourse basis, secured by the Company's common stock issued in the QBQ Acquisition. The acquisition agreement also provides that, at any time within the 30-day period following the first to occur of (1) the second anniversary of the consummation of the QBQ Acquisition or (2) an Acceleration Event (as defined in the QBQ acquisition agreement), QBQ may, at its option, elect to transfer to the Company up to 75% of the shares it received in connection with the QBQ Acquisition for an aggregate purchase price of up to $1.5 million. In addition, at any time within the 30-day period following the first to occur of the second anniversary of the closing of the QBQ Acquisition or a Pledge Event (as defined in the QBQ acquisition agreement), the Company may, at its option, elect to purchase 50% of such shares from QBQ for an aggregate of $1.5 million. In addition, if the QBQ escrow shares are released from escrow at any time within the first 30 days after the second anniversary of the consummation of the QBQ Acquisition or an Acceleration Event, (1) QBQ may, at its option, elect to transfer up to 75% of the QBQ escrow shares to the Company for an aggregate purchase price of up to $375,000 and (2) the Company may, at its option, elect to purchase up to 50% of the QBQ escrow shares for an aggregate purchase price of up to $750,000. The Company may also be obligated to make significant additional earn-out payments over the next 3 years based on the financial performance of QBQ.

     In connection with the 1996 Acquisitions, the Company paid $9.0 million and agreed to pay $2.5 million to the former stockholders of SMTI and A&A in five equal annual installments, which began on April 1, 1997. The second installment of $500,000 was paid in April 1998.

     On August 3, 1998, the Company consummated its acquisition of substantially all of the assets of Alphabet City Industries, Inc. and all of the outstanding stock of Alphabet City Sports Records, Inc., both of which are sports and music marketing companies which develop strategic alliances among sports leagues, music companies and corporate sponsors (collectively, the "Alphabet City Acquisition"). The aggregate purchase price for the Alphabet City Acquisition was approximately $3.4 million in cash (excluding assumed liabilities) and 200,000 shares of the Company's common stock. In addition, the Company may be obligated to make significant additional payments (up to $9.0 million) based upon the financial performance of the acquired businesses.

     On August 6, 1998, the Company consummated its acquisition of all of the outstanding stock of Cambridge Holding Corporation ("Cambridge"), a golf representation company, whose client roster includes a mix of established PGA Tour winners and many prospects on the Nike Tour (the "Cambridge Acquisition"). The aggregate purchase price for Cambridge was approximately $3.5 million in cash and 89,536 shares of the Company's common stock. In addition, the Company may be obligated to make additional payments aggregating approximately $2.0 million based upon the future financial performance of Cambridge.

     On August 13, 1998, the Company acquired Park Associates Limited ("PAL"), a sports and media talent representation firm in the United Kingdom (the "PAL Acquisition"). The initial consideration for the PAL Acquisition was approximately pounds sterling 1.6 million (approximately $2.6 million) in cash and 117,440 shares of the Company's common stock. In addition, the Company will pay an additional pounds sterling 800,000 (approximately $1.3 million) in cash and pounds sterling 200,000 (approximately $330,000) in the Company common stock (based on the closing price of such stock as reported in The Wall Street Journal during the twenty days prior to the date of each payment) in five equal annual installments.

     On September 2, 1998, the Company consummated its acquisition of Tony Stephens Associates Limited ("TSA"), a major soccer talent representation firm in the United Kingdom (the "TSA Acquisition"). The initial consideration for the TSA Acquisition was approximately pounds sterling 1.8 million

(approximately $3.0 million), of which pounds sterling 1.4 million (approximately $2.5 million) was paid in cash and 142,291 shares of the Company's common stock were issued. In addition, the Company will pay an additional pounds sterling 200,000 (approximately $330,000) in cash and pounds sterling 50,000 (approximately $83,000) in the form of shares of the Company's common stock.

     On September 18, 1998, the Company acquired Tollin/Robbins Productions, an independent television and film production and a talent management company ("Tollin/Robbins"), for an aggregate purchase price of $22.0 million ($1.6 million of which will be payable in four equal annual installments beginning on September 1, 1999) (the "Tollin/Robbins Acquisition"). In addition, the Company will pay certain additional amounts payable in cash and common stock of the Company based upon the financial performance of Tollin/Robbins. Tollin/Robbins produces television series for HBO and Nickelodeon and theatrical motion pictures for Paramount Pictures.

     The Company financed the cash portion of each of the Recent Acquisitions principally with approximately $33.1 million in borrowings under the Credit Agreement.

 CREDIT AGREEMENT

     On July 31, 1998, the Company entered into a credit agreement with BankBoston, N A. (the "Credit Agreement"), which provides for a revolving line of credit for loans and letters of credit (subject to a $2.0 million sublimit) of up to $35.0 million in the aggregate. As of October 30, 1998, the Company had outstanding approximately $33.1 million of borrowings under the credit facility. The revolving credit facility under the Credit Agreement may be used to finance acquisitions and for working capital needs. Loans under the Credit Agreement bear interest at a floating rate equal to (1) a base rate (which approximates prime) plus an applicable margin or (2) a Eurocurrency rate plus an applicable margin, whichever is applicable. The applicable margin is dependent on the Company achieving certain leverage ratios. In August and September 1998, the Company borrowed approximately $33.1 million under the revolving credit facility in connection with the Recent Acquisitions, with the interest rate associated with such borrowings being 8.3% for domestic borrowings and 10.5% for British pounds sterling loans (at September 30, 1998). The Company's obligations under the Credit Agreement are secured by a first priority security interest in all existing and future acquired property of the Company including the capital stock of its subsidiaries. The Company's obligations under the Credit Agreement are also guaranteed by the Company's present and future subsidiaries and secured by a first priority security interest in all existing and future property of these subsidiaries. The Credit Agreement also contains financial leverage and coverage ratios, which may inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures, distributions and other payments. However, the Company will be permitted to incur additional indebtedness outside of the Credit Agreement to acquire businesses secured solely by the assets of the acquired businesses, as long as the Company is in compliance with the financial covenants of the Credit Agreement exclusive of such indebtedness and the related borrowing base related to the businesses acquired. The term of the Credit Agreement is three years, with borrowing availability reduced periodically, commencing January 1, 2000.

     Management of the Company believes that the Company's working capital and cash flow generated from operations, as well as the availability to make additional borrowings under the Credit Agreement, are sufficient to meet the Company's working capital requirements for the foreseeable future. However, if the Company is required to repurchase its shares issued in connection with 1997 Acquisitions, or make any of the earn-out payments described above, there can be no assurance that the Company will have funds available for such repurchases or to make the additional earn-out payments. In addition, the Company's strategy has historically involved continued expansion through additional acquisitions, both within its existing lines of businesses and within complementary lines of businesses. Pursuant to such strategy, the Company is currently negotiating with respect to certain additional acquisitions, although it has not entered into any definitive agreements with respect to such acquisitions, and there can be no assurance that it will do so. Additional acquisitions will involve additional debt financing (which would require additional payments of principal and interest on such indebtedness and would adversely impact the Company's cash flows) and/or the issuance of equity securities (which may dilute the ownership interests of the Company's then existing stockholders). However, there can be no assurance that the

Company will be able to obtain such financing on terms acceptable to the Company or at all. Any such acquisitions may result in charges to operations relating to interest expense or the recognition and amortization of goodwill, which would have the effect of increasing the Company's losses or reducing or eliminating earnings, if any.

 YEAR 2000 COMPLIANCE

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. The Company's exposure to potential Year 2000 problems exists in two general areas: technological operations in the sole control of the Company, and technological operations dependent in some way on one or more third parties. Failure to achieve high levels of Year 2000 compliance in either area could have a material adverse impact on the Company.

     In the area of technological operations under the Company's exclusive control, the Company has performed an internal assessment of its information technology systems and believes such systems are Year 2000 compliant. In addition, the Company is currently involved in the identification and assessment of its non-information technology systems. The Company does not anticipate incurring significant costs in making its non-information technology systems Year 2000 compliant.

     In the area of technological operations dependent in some way on one or more third parties, the situation is much less in the Company's ability to predict or control. The Company intends to make efforts to ensure that the third parties on which it is heavily reliant are Year 2000 compliant, but cannot predict the likelihood of such compliance occurring nor the direct or indirect costs to the Company of non-compliance by those third parties or of securing such services from compliant third parties. However, the Company does not anticipate that it will be subject to a material impact in this area.

     At present, it is anticipated that the Company's action plan with respect to addressing Year 2000 problems will be successfully completed in all material respects in advance of January 1, 2000, and that its cost to the Company will not be material. The Company does not currently anticipate a need to develop a contingency plan for Year 2000 issues.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131 and therefore has not determined what reportable segments will be presented.

                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     On May 5, 1998, a class action complaint was filed in Chancery Court in the State of Delaware, New Castle County, CA #16355NC against the Company, certain of its directors and SFX Entertainment, Inc. ("Parent", and collectively with the Company and its directors, the "Defendants"). The complaint alleged that Parent proposed an acquisition of the Company and that the proposed acquisition would be unfair to the Company's public stockholders. The complaint sought an order enjoining the proposed transaction, or, in the alternative, awarding rescissory and compensatory damages.

     On July 22, 1998, the parties entered into a Memorandum of Understanding, pursuant to which the parties have reached an agreement providing for a settlement of the action (the "Settlement"). Pursuant to the Settlement, the Parent acknowledged that the legal action was a significant factor in improving the terms of its offer to acquire the Company. The Settlement also provides for the Defendants to pay plaintiffs' counsel an aggregate of $310,000, including all fees and expenses as approved by the court. The Settlement is conditioned on the (1) closing of the merger, (2) completion of confirmatory discovery and
(3) approval of the court. Pursuant to the Settlement, the Defendants have denied, and continue to deny, that they have acted improperly in any way or breached any fiduciary duty.

     On October 16, 1998, Parent and the Company entered into amendment no. 3 to the Merger Agreement ("Amendment No. 3") to reflect revisions to certain terms of the Merger, including the Exchange Ratio. In entering into Amendment No. 3, Parent and the Company took into consideration the concerns and interests of the plaintiffs in the litigation and, it is therefore their intention to attempt to finalize a revised Memorandum of Understanding with plaintiff's counsel. There can be no assurance, however, that the parties will enter into a revised Memorandum of Understanding or that the court will approve any settlement on the terms and conditions provided for therein, or at all.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (c) On August 3, 1998, the Company issued 200,000 shares of the Company's common stock in connection with the Alphabet City Acquisition.

     On August 6, 1998, the Company issued 89,536 shares of the Company's common stock in connection with the acquisition of Cambridge.

     On August 13, 1998, the Company issued 117,440 shares of the Company's common stock in connection with the PAL Acquisition. In addition, the Company will issue an additional pounds sterling 200,000 (approximately $330,000) of its common stock to the sellers in the PAL Acquisition in five equal annual installments.

     On September 2, 1998, the Company issued 142,291 shares of the Company's common stock in connection with the TSA Acquisition. In addition, the Company will issue an additional pounds sterling 50,000 (approximately $83,000) of its common stock to the sellers in the TSA Acquisition.

     The above transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act of 1933, as amended ("Securities Act"), pursuant to Section 4(2) thereof. The sale of securities was without the use of an underwriter, and the shares bear a restrictive legend permitting the transfer thereof only upon registration of the shares or an exemption under the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
Number    Description
-------   -----------
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

10.2 Marketing Agreement, dated as of October 1, 1997, by and between Sports Marketing & Television International, Inc. and Breeders' Cup Limited (portions have been omitted pursuant to a request for confidential treatment and filed separately with the Commission) (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on August 5, 1998).

10.3 Stock and Asset Purchase Agreement, dated as of August 3, 1998, by and among Alphabet City Sports Records, Inc., Alphabet City Industries, Inc., Kenneth Dichter, Jesse Itzler, The Marquee Group, Inc. and Marquee Records, Inc. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on August 13, 1998).


10.4 Credit Agreement, dated as of July 31, 1998, among The Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on August 13, 1998).

10.5* Share Purchase Agreement, dated August 13, 1998, by and among Jonathan
      Roy Holmes, Peter McGarvey and Others, and The Marquee Group, Inc., and The Marquee Group (UK) Limited.

10.6* Share Purchase Agreement for the Sale and Purchase of all the Issued
      Share Capital of Tony Stephens Associates Limited, dated as of September 2, 1998, by and among Anthony Everett Stephens, Gillian Ann Stephens and The Marquee Group, Inc.

10.7 Purchase Agreement, dated September 18, 1998, by and between The Marquee Group, Inc., Michael Tollins and Brian Robbins (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on October 5, 1998).

10.8 Amendment No. 1, dated as of September 21, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on October 9, 1998).

10.9 Amendment No. 2, dated as of October 5, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the Commission on October 9,
      1998).

10.10 Amendment No. 3, dated as of October 16, 1998, to the Agreement and Plan of Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc. (incorporated by reference to the Report on Form 8-K of SFX Entertainment, Inc. (File No. 0-24017) filed with the Commission on October 20, 1998).

10.11* Amendment No. 1 to the Credit Agreement, dated as of August 12, 1998, among The Marquee Group Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A.

10.12* Amendment No. 2 to the Credit Agreement, dated as of August 31, 1998, among The Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A.

10.13* Amendment No. 3 to the Credit Agreement, dated as of November 13, 1998, among The Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A.

27*    Financial Data Schedule


----------
* Filed herewith


(b) Reports on Form 8-K:

     On August 5, 1998, the Company filed a Report on Form 8-K pursuant to Item 5 disclosing its entry into an agreement pursuant to which SFX Entertainment, Inc. would acquire the Company.

     On August 13, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisition of Alphabet City Industries, Inc. and Alphabet City Sports Records, Inc. Pursuant to Item 5, the Company disclosed the execution of a credit agreement. The Form 8-K was amended on October 16, 1998, to include certain pro-forma financial information with respect to such acquisition.

     On August 28, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisition of Park Associates Limited. The Form 8-K was amended on October 16, 1998, to include certain pro-forma financial information with respect to such acquisition.

     On September 16, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisition of Tony Stephens Associates Limited. The Form 8-K was amended on October 16, 1998, to include certain pro-forma financial information with respect to such acquisition.

     On October 5, 1998, the Company filed a Report on Form 8-K pursuant to
Item 2 disclosing the consummation of its acquisition of Tollin/Robbins Productions. The Form 8-K was amended on October 16, 1998, to include certain pro-forma financial information with respect to such acquisition.

     On October 9, 1998, the Company filed a Report on Form 8-K pursuant to
Item 5 disclosing the execution of amendments to the agreement pursuant to which SFX Entertainment, Inc. would acquire the Company.

     On October 20, 1998, the Company filed a Report on Form 8-K pursuant to
Item 5 disclosing the execution of an amendment to the agreement pursuant to which SFX Entertainment, Inc. would acquire the Company.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          THE MARQUEE GROUP, INC.

                                          By: /s/ Jan E. Chason
                                             ----------------------------------

                                             Jan E. Chason
                                             Chief Financial Officer and
                                             Treasurer



   Date: November 16, 1998

                                 EXHIBIT INDEX
                                 -------------



   EXHIBIT
   NUMBER                                              DESCRIPTION
------------                                           -----------
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

  10.2         Marketing Agreement, dated as of October 1, 1997, by and between Sports Marketing &
               Television International, Inc. and Breeders' Cup Limited (portions have been omitted pursuant to a request for confidential treatment and filed separately with the Commission)
               (incorporated by reference to the Report on Form 8-K of the Company (File
               No. 0-21711) filed with the Commission on August 5, 1998).

  10.3         Stock and Asset Purchase Agreement, dated as of August 3, 1998, by and among
               Alphabet City Sports Records, Inc., Alphabet City Industries, Inc., Kenneth Dichter,
               Jesse Itzler, The Marquee Group, Inc. and Marquee Records, Inc. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the
               Commission on August 13, 1998).

  10.4         Credit Agreement, dated as of July 31, 1998, among The Marquee Group, Inc., the
               Subsidiaries of The Marquee Group, Inc. and BankBoston, N.A. (incorporated by reference to the Report on Form 8-K of the Company (File No. 0-21711) filed with the
               Commission on August 13, 1998).

  10.5*        Share Purchase Agreement, dated August 13, 1998, by and among Jonathan Roy
               Holmes, Peter McGarvey and Others, and The Marquee Group, Inc., and The Marquee
               Group (UK) Limited.

  10.6*        Share Purchase Agreement for the Sale and Purchase of all the Issued Share Capital of
               Tony Stephens Associates Limited, dated as of September 2, 1998, by and among
               Anthony Everett Stephens, Gillian Ann Stephens and The Marquee Group, Inc.

  10.7         Purchase Agreement, dated September 18, 1998, by and between The Marquee Group,
               Inc., Michael Tollins and Brian Robbins (incorporated by reference to the Report on
               Form 8-K of the Company (File No. 0-21711) filed with the Commission on October 5,
               1998).

  10.8         Amendment No. 1, dated as of September 21, 1998, to the Agreement and Plan of
               Merger among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee
               Group, Inc. (incorporated by reference to the Report on Form 8-K of the Company
               (File No. 0-21711) filed with the Commission on October 9, 1998).

  10.9         Amendment No. 2, dated as of October 5, 1998, to the Agreement and Plan of Merger
               among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc.
               (incorporated by reference to the Report on Form 8-K of the Company (File
               No. 0-21711) filed with the Commission on October 9, 1998).

  10.10        Amendment No. 3, dated as of October 16, 1998, to the Agreement and Plan of Merger
               among SFX Entertainment, Inc., SFX Acquisition Corp. and The Marquee Group, Inc.
               (incorporated by reference to the Report on Form 8-K of SFX Entertainment, Inc. (File
               No. 0-24017) filed with the Commission on October 20, 1998).

  10.11*       Amendment No. 1 to the Credit Agreement, dated as of August 12, 1998, among The
               Marquee Group Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston,
               N.A.

   EXHIBIT
    NUMBER                                          DESCRIPTION
-------------                                       -----------
  10.12*        Amendment No. 2 to the Credit Agreement, dated as of August 31, 1998, among The
                Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston,
                N.A.

  10.13*        Amendment No. 3 to the Credit Agreement, dated as of November 13, 1998, among The
                Marquee Group, Inc., the Subsidiaries of The Marquee Group, Inc. and BankBoston,
                N.A.

     27*        Financial Data Schedule

----------
*     Filed herewith